Form 10-Q
period 2026-03-31
Golub Capital Private Income Fund I
filed 2026-05-15
CIK 2082559

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☑	Non-accelerated filer	☐	Smaller reporting company
☑	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of May 15, 2026, the Registrant had 8,333,851 common shares of beneficial interest, $0.01 par value, outstanding. Common shares of beneficial interest outstanding exclude May 1, 2026 subscriptions since the offering price is not yet finalized at this time.

Part I. Financial Information
Item 1.	Financial Statements	3
	Consolidated Statement of Financial Condition as of March 31, 2026 (unaudited)	3
	Consolidated Statements of Operations for the three months ended March 31, 2026 (unaudited) and for the period from December 31, 2025 (commencement of operations) to March 31, 2026 (unaudited)	4
	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2026 (unaudited) and for the period from December 31, 2025 (commencement of operations) to March 31, 2026 (unaudited)	5
	Consolidated Statement of Cash Flows for the period from December 31, 2025 (commencement of operations) to March 31, 2026 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2026 (unaudited)	8
	Notes to Consolidated Financial Statements (unaudited)	18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	69
Item 4.	Controls and Procedures	71
Part II. Other Information
Item 1.	Legal Proceedings	71
Item 1A.	Risk Factors	71
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	73

Golub Capital Private Income Fund I
Consolidated Statement of Financial Condition
(In thousands, except share and per share data)

March 31, 2026
(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $409,581)	$402,606
Cash	98
Cash equivalents	8,209
Foreign currencies (cost of $3)	3
Restricted cash	8,923
Restricted cash equivalents	7,540
Restricted foreign currencies (cost of $186)	183
Interest receivable	1,640
Receivable for investments	178
Deferred offering costs	677
Unrealized appreciation on derivatives	257
Other assets	1,855
Total Assets	$432,169
Liabilities
Debt	$222,940
Less unamortized debt issuance costs	(773)
Debt less unamortized debt issuance costs	222,167
Interest payable	1,759
Distributions payable	1,374
Management and income incentive fees payable	1,021
Payable for investments purchased	4,989
Accrued trustee fees	19
Accounts payable and other liabilities	3,167
Total Liabilities	234,496
Commitments and Contingencies (Note 8)
Net Assets
Common shares, par value $0.01 per share, unlimited shares authorized, 8,189,777 shares issued and outstanding as of March 31, 2026	82
Paid in capital in excess of par	204,195
Distributable earnings (losses)	(6,604)
Total Net Assets	197,673
Total Liabilities and Total Net Assets	$432,169
Number of common shares outstanding	8,189,777
Net asset value per common share	$24.14

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31, 2026	Period from December 31, 2025 (commencement of operations) to March 31, 2026
Investment income
Interest income	$7,065	$7,100
Payment-in-kind interest income	327	327
Dividend income	34	34
Fee income	14	14
Total investment income	7,440	7,475
Expenses
Interest and other debt financing expenses	2,351	2,351
Base management fee	579	579
Incentive fee	443	443
Administrative service fee	26	26
Professional fees	573	587
Organization expenses	310	1,407
General and administrative expenses	48	48
Total expenses	4,330	5,441
Expense support (Note 3)	(662)	(1,773)
Net expenses	3,668	3,668
Net investment income - before tax	3,772	3,807
Income tax	12	12
Net investment income - after tax	3,760	3,795
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	(87)	(87)
Net realized gain (loss) on investment transactions	(87)	(87)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(6,607)	(6,607)
Forward currency contracts	257	257
Translation of assets and liabilities in foreign currencies	(167)	(167)
Net change in unrealized appreciation (depreciation) on investment transactions	(6,517)	(6,517)
Net gain (loss) on investment transactions	(6,604)	(6,604)
Net increase (decrease) in net assets resulting from operations	$(2,844)	$(2,809)
Per Common Share Data
Earnings (loss) available to shareholders	$(2,844)	$(2,809)
Basic and diluted weighted average common shares outstanding (Note 11)	7,490,734	7,483,608
Basic and diluted earnings (loss) per common share (Note 11)	$(0.38)	$(0.38)

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Opening Balance at December 31, 2025 (commencement of operations)	1,180,400	$12	$29,498	$—	$29,510
Issuance of common shares	8,143,559	82	203,056	—	203,138
Repurchase of common shares	(1,180,400)	(12)	(29,498)	—	(29,510)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	3,795	3,795
Net realized gain (loss) on investment transactions and foreign currency transactions	—	—	—	(87)	(87)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(6,517)	(6,517)
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan	46,218	—	1,139	—	1,139
Distributions from distributable earnings (losses)	—	—	—	(2,421)	(2,421)
Distributions declared and payable	—	—	—	(1,374)	(1,374)
Total increase (decrease) for the period ended March 31, 2026	7,009,377	70	174,697	(6,604)	168,163
Balance at March 31, 2026	8,189,777	$82	$204,195	$(6,604)	$197,673
Balance at December 31, 2025	6,842,282	$68	$170,989	$—	$171,057
Issuance of common shares	1,301,277	14	32,067	—	32,081
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	3,760	3,760
Net realized gain (loss) on investment transactions and foreign currency transactions	—	—	—	(87)	(87)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(6,517)	(6,517)
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan	46,218	—	1,139	—	1,139
Distributions from distributable earnings (losses)	—	—	—	(2,386)	(2,386)
Distributions declared and payable	—	—	—	(1,374)	(1,374)
Total increase (decrease) for the three months ended March 31, 2026	1,347,495	14	33,206	(6,604)	26,616
Balance at March 31, 2026	8,189,777	$82	$204,195	$(6,604)	$197,673

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Statement of Cash Flows (unaudited)
(In thousands)

		Period from December 31, 2025 (commencement of operations) to March 31, 2026
Cash flows from operating activities	0
Net increase (decrease) in net assets resulting from operations		$(2,809)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs		192
Amortization of deferred debt issuance costs		28
Amortization of discounts on issued debt securities		15
Accretion of discounts and amortization of premiums		(40)
Net realized (gain) loss on foreign currency transactions		87
Net change in unrealized (appreciation) depreciation on investments		6,607
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies		167
Net change in unrealized (appreciation) depreciation on forward currency contracts		(257)
Proceeds from (fundings of) revolving loans, net		(938)
Fundings of investments		(153,951)
Proceeds from principal payments and sales of portfolio investments		1,427
Payment-in-kind interest capitalized		(307)
Non-cash dividends capitalized		(34)
Acquisition of subsidiaries, net of cash acquired(1)		(101,483)
Changes in operating assets and liabilities:(2)
Interest receivable		(1,052)
Receivable for investments		182
Other assets		(1,855)
Interest payable		1,332
Management and income incentive fees payable		1,021
Payable for investments purchased		4,379
Accrued trustee fees		19
Accounts payable and other liabilities		2,467
Net cash provided by (used in) operating activities		(244,803)
Cash flows from financing activities
Borrowings on debt		73,847
Repayments of debt		(4,600)
Capitalized debt issuance costs		(801)
Deferred offering costs		(514)
Proceeds from issuance of common shares		203,138
Repurchase of shares		(29,510)
Distributions paid		(1,282)
Net cash provided by (used in) financing activities		240,278
Net change in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies		(4,525)
Effect of foreign currency exchange rates		(29)
Cash, beginning of period(3)		29,510
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies end of period		$24,956
Supplemental disclosure of cash flow information:
Cash paid during the period for interest(4)		$549
Distributions declared for the period		3,760
Supplemental disclosure of non-cash financing activity:
Shares issued in connection with dividend reinvestment plan		$1,139
Change in distributions payable		1,374
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Statement of Cash Flows (unaudited)
(In thousands)
The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

As of
March 31, 2026
Cash	$98
Cash equivalents	8,209
Foreign currencies (cost of $3)	3
Restricted cash	8,923
Restricted cash equivalents	7,540
Restricted foreign currencies (cost of $186)	183
Total cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies shown in the Consolidated Statement of Cash Flows(5)	$24,956
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
(2) Represents change in operating assets and liabilities from the Company’s opening balance.
(3) Represents the Company’s opening cash balance.
(4) Cash paid for interest expense excludes $428 of interest payable under the BANA Credit Facility (as defined below) assumed in connection with the GPIF I Purchase Agreement (as defined below).
(5) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Signia Aerospace, LLC(19)	Senior secured	SF +	2.75%	(g)	6.42%		12/2031	$1,461	$1,471	0.7%	$1,466
Signia Aerospace, LLC(19)	Senior secured				N/A(6)		12/2031	—	1	—	—
SMX Technologies	Senior secured	SF +	4.50%	(f)	8.17%		02/2032	738	739	0.4	730
								2,199	2,211	1.1	2,196
Auto Components
RC Buyer, Inc.(19)	Senior secured	SF +	3.50%	(f)	7.28%		07/2028	662	660	0.3	658

Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(g)	8.94%		06/2030	29	28	—	28
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(a)(g)	8.94%		06/2030	20	19	—	19
Denali Midco 2, LLC(5)	One stop				N/A(6)		12/2028	—	—	—	(5)
Denali Midco 2, LLC*	One stop	SF +	5.25%	(f)	8.92%		12/2028	5,875	5,875	3.0	5,845
Denali Midco 2, LLC	One stop	SF +	5.25%	(f)	8.92%		12/2028	1,023	1,022	0.5	1,017
Denali Midco 2, LLC(18)	Second lien	N/A			13.00%	PIK	12/2029	738	738	0.4	730
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	8.66%		07/2029	446	446	0.2	446
National Express Wash Parent Holdco, LLC*	One stop	SF +	5.00%	(g)	8.70%		07/2029	7,069	7,069	3.6	7,069
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	8.59%		07/2029	507	507	0.2	507
Paint Intermediate III, LLC(19)	Senior secured	SF +	3.00%	(g)	6.67%		10/2031	1,363	1,373	0.7	1,359
								17,070	17,077	8.6	17,015
Beverages
Financial Information Technologies, LLC(5)	One stop				N/A(6)		06/2030	—	—	—	(10)
Financial Information Technologies, LLC*	One stop	SF +	4.75%	(g)	8.45%		06/2030	7,732	7,732	3.9	7,655
								7,732	7,732	3.9	7,645
Building Products
BECO Holding Company, Inc.*	One stop	SF +	5.25%	(g)	9.10%		11/2028	3,759	3,759	1.9	3,749
BECO Holding Company, Inc.(5)	One stop				N/A(6)		11/2027	—	—	—	(1)
BECO Holding Company, Inc.	One stop	SF +	5.25%	(g)	9.10%		11/2028	28	28	—	28
BECO Holding Company, Inc.(5)	One stop				N/A(6)		11/2028	—	—	—	(1)
								3,787	3,787	1.9	3,775
Capital Markets
Edelman Financial Center, LLC(19)	Senior secured	SF +	3.00%	(f)	6.67%		04/2028	1,694	1,706	0.9	1,695

Chemicals
Innophos Holdings, Inc.(7)	Senior secured	SF +	4.25%	(f)	8.03%		03/2029	807	790	0.4	766

Commercial Services & Supplies
BradyPLUS Holdings(19)	Senior secured	SF +	3.50%	(g)	7.20%		12/2032	996	989	0.5	983
CI (Quercus) Intermediate Holdings, LLC*	One stop	SF +	5.00%	(g)	8.70%		06/2031	3,920	3,920	2.0	3,884
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	8.70%		06/2031	31	31	—	27
CI (Quercus) Intermediate Holdings, LLC(5)	One stop				N/A(6)		06/2031	—	—	—	(3)
Dispatch Acquisition Holdings, LLC*	One stop	SF +	4.75%	(g)	8.45%		11/2032	279	278	0.1	278
Dispatch Acquisition Holdings, LLC(5)	One stop				N/A(6)		11/2032	—	—	—	(1)
Gateway Services, Inc.(7)(8)(10)	One stop				N/A(6)		09/2028	—	—	—	—
Gateway Services, Inc.*(7)(8)(10)	One stop	CA +	4.75%	(i)	7.06%		09/2028	11	11	—	11
Gateway Services, Inc.(7)(10)	One stop	SF +	4.75%	(g)	8.45%		09/2028	80	76	—	80
Gateway Services, Inc.(5)(7)(10)	One stop				N/A(6)		09/2028	—	(3)	—	—
Gateway Services, Inc.*(7)(10)	One stop	SF +	4.75%	(g)	8.45%		09/2028	1,123	1,123	0.6	1,123
Gateway Services, Inc.(7)(10)	One stop	SF +	4.75%	(g)	8.45%		09/2028	7,506	7,432	3.8	7,506
Gateway Services, Inc.(7)(10)	One stop	SF +	4.75%	(g)	8.45%		09/2028	1,699	1,682	0.9	1,699
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Gateway Services, Inc.(7)(10)	One stop	SF +	4.75%	(g)	8.45%				09/2028	$386	$382	0.2%	$386
Kleinfelder Intermediate, LLC	One stop				N/A(6)				09/2030	—	—	—	—
OMNIA Partners, LLC(19)	Senior secured	SF +	2.75%	(g)	6.43%				12/2032	1,754	1,765	0.9	1,755
PT Intermediate Holdings III, LLC(5)	One stop				N/A(6)				04/2030	—	—	—	(1)
PT Intermediate Holdings III, LLC*(18)	One stop	SF +	4.75%	(g)	6.70%	cash/	1.75%	PIK	04/2030	8,174	8,174	4.1	8,158
Radwell Parent, LLC(5)	One stop				N/A(6)				04/2030	—	—	—	(29)
Radwell Parent, LLC(5)	One stop				N/A(6)				04/2030	—	—	—	(1)
Radwell Parent, LLC*(5)	One stop				N/A(6)				04/2030	—	—	—	(20)
Radwell Parent, LLC*(5)	One stop				N/A(6)				04/2030	—	—	—	(11)
Radwell Parent, LLC*(5)	One stop				N/A(6)				04/2030	—	—	—	(3)
										25,959	25,860	13.1	25,821
Construction & Engineering
Chariot Buyer, LLC(19)	Senior secured	SF +	2.75%	(f)	6.43%				09/2032	1,325	1,330	0.7	1,315
EagleView Technology Corporation(18)(19)	Senior secured	SF +	7.50%	(g)	10.20%	cash/	1.00%	PIK	08/2028	666	644	0.3	608
										1,991	1,974	1.0	1,923
Construction Materials
Star Holding, LLC(7)(19)	Senior secured	SF +	4.50%	(f)	8.17%				07/2031	1,325	1,305	0.7	1,311

Consumer Finance
Ascensus Group Holdings(19)	Senior secured	SF +	3.00%	(f)	6.67%				11/2032	2,106	2,108	1.1	2,076

Containers & Packaging
AOT Packaging Products Acquisitionco, LLC (19)	Senior secured	SF +	3.25%	(f)	6.92%				03/2031	663	643	0.3	631
Berlin Packaging, LLC(19)	Senior secured	SF +	3.25%	(f)(g)	6.94%				06/2031	663	666	0.3	640
Chase Intermediate*	One stop	SF +	4.75%	(g)	8.42%				10/2028	7,967	7,967	4.0	7,808
Chase Intermediate	One stop	SF +	4.75%	(g)	8.44%				10/2028	293	293	0.2	277
Chase Intermediate	One stop				N/A(6)				10/2028	—	—	—	—
Packaging Coordinators Midco, Inc.*	One stop	SF +	5.00%	(g)	8.67%				07/2032	5,241	5,241	2.6	5,137
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(14)
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(41)
Packaging Coordinators Midco, Inc.	One stop	SF +	5.00%	(g)	8.67%				07/2032	78	78	—	75
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(6)
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(6)
Packaging Coordinators Midco, Inc.(8)	One stop	SN +	5.00%	(e)	8.73%				07/2032	1	1	—	1
Technimark, LLC(19)	Senior secured	SF +	3.25%	(f)	6.93%				04/2031	1,107	1,107	0.5	1,052
WP Deluxe Merger Sub(19)	Senior secured	SF +	3.25%	(g)	6.95%				11/2032	640	643	0.3	644
										16,653	16,639	8.2	16,198
Diversified Consumer Services
PADI Holdco, Inc.	One stop	SF +	4.75%	(g)	8.56%				01/2029	139	139	0.1	138
PADI Holdco, Inc.*(8)	One stop	E +	4.75%	(c)	6.76%				01/2029	1,512	1,537	0.8	1,504
PADI Holdco, Inc.*	One stop	SF +	4.75%	(g)	8.57%				01/2029	2,383	2,383	1.2	2,371
PADI Holdco, Inc.*(8)	One stop	A +	5.25%	(d)	9.29%				01/2029	448	433	0.2	445
Project Alpha Intermediate Holdings, Inc.(19)	Senior secured	SF +	3.25%	(g)	6.95%				10/2030	1,325	1,325	0.5	1,010
										5,807	5,817	2.8	5,468
Diversified Financial Services
BCPE Pequod Buyer(19)	Senior secured	SF +	2.75%	(g)	6.42%				11/2031	2,069	2,079	1.0	2,011
Finastra(7)(9)(19)	Senior secured	SF +	4.00%	(g)	7.67%				09/2032	740	727	0.3	697
First Eagle Investment Management(19)	Senior secured	SF +	3.50%	(g)	7.20%				08/2032	1,132	1,133	0.6	1,118
First Eagle Investment Management(5)(19)	Senior secured				N/A(6)				08/2032	—	—	—	(2)
Focus Financial Partners, LLC(19)	Senior secured	SF +	2.50%	(f)	6.17%				09/2031	539	537	0.2	522
GTCR Everest Borrower, LLC(19)	Senior secured	SF +	2.50%	(g)	6.20%				09/2031	1,325	1,333	0.7	1,317
Orion Advisor Solutions(19)	Senior secured	SF +	2.75%	(g)	6.42%				09/2030	1,694	1,710	0.8	1,667
OSTTRA Group, Ltd.(7)(9)(19)	Senior secured	SF +	3.50%	(g)	7.15%				10/2032	1,328	1,336	0.7	1,317
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zebra Buyer LLC(19)	Senior secured	SF +	3.00%	(g)	6.75%				11/2030	$1,325	$1,334	0.7%	$1,327
										10,152	10,189	5.0	9,974
Electric Utilities
Pioneer AcquisitionCo, LLC	Senior secured	SF +	3.25%	(g)	6.96%				11/2032	1,480	1,493	0.7	1,489
Resilience Parent, LLC(19)	Senior secured	SF +	2.50%	(h)	6.13%				02/2033	385	384	0.2	383
										1,865	1,877	0.9	1,872
Food & Staples Retailing
Eagle Parent Corp.(19)	Senior secured	SF +	4.25%	(g)	7.95%				04/2029	663	666	0.3	665
PDI TA Holdings, Inc.	One stop	SF +	5.50%	(g)	9.17%				02/2031	322	322	0.2	315
PDI TA Holdings, Inc.*(18)	One stop	SF +	6.00%	(g)	7.17%	cash/	2.50%	PIK	02/2031	4,141	4,141	2.0	4,058
										5,126	5,129	2.5	5,038
Food Products
Aspire Bakeries Holdings, LLC	Senior secured	SF +	3.00%	(f)	6.67%				12/2030	1,329	1,338	0.7	1,332
MIC GLEN LLC(19)	Senior secured	SF +	3.25%	(f)	6.92%				07/2028	1,325	1,336	0.6	1,330
PFI Lower MidCo, LLC(19)	Senior secured	SF +	4.00%	(f)	7.67%				12/2032	1,325	1,337	0.7	1,331
										3,979	4,011	2.0	3,993
Healthcare Equipment & Supplies
CCSL Holdings, LLC	One stop	SF +	5.75%	(f)	9.42%				12/2028	568	568	0.3	568
CCSL Holdings, LLC*	One stop	SF +	5.75%	(f)	9.42%				12/2028	5,836	5,836	2.9	5,833
CCSL Holdings, LLC*(8)	One stop	SN +	5.75%	(e)	9.48%				12/2028	697	710	0.4	696
CCSL Holdings, LLC*(8)	One stop	E +	5.75%	(b)	7.64%				12/2028	1,339	1,361	0.7	1,338
Centegix Intermediate II, LLC	One stop	SF +	5.50%	(g)	9.20%				08/2032	238	237	0.1	237
Centegix Intermediate II, LLC(5)	One stop				N/A(6)				08/2032	—	(6)	—	(6)
CMI Parent Inc.(5)	One stop				N/A(6)				01/2033	—	(2)	—	(4)
CMI Parent Inc.*	One stop	SF +	4.50%	(g)	8.20%				01/2033	6,714	6,698	3.4	6,681
CMI Parent Inc.(5)	One stop				N/A(6)				01/2033	—	(5)	—	(11)
Confluent Medical Technologies, Inc.(19)	Senior secured	SF +	3.00%	(g)	6.70%				02/2029	1,325	1,335	0.7	1,327
NSM Top Holdings Corp.	Senior secured	SF +	4.25%	(g)	8.05%				05/2029	1,476	1,487	0.7	1,484
Precision Medicine Group, LLC(19)	Senior secured	SF +	3.50%	(f)	7.17%				08/2032	1,325	1,334	0.7	1,325
Resonetics, LLC(19)	Senior secured	SF +	2.75%	(g)	6.42%				06/2031	1,987	1,994	1.0	1,982
										21,505	21,547	10.9	21,450
Healthcare Providers & Services
Acuity Eyecare Holdings, LLC	One stop	SF +	5.75%	(g)	9.60%				03/2027	978	906	0.5	951
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	SF +	6.00%	(f)	9.66%				05/2028	507	504	0.3	505
Datix Bidco Limited and RL Datix Holdings, Inc.*(7)(8)(9)	One stop	SN +	5.00%	(e)	8.73%				04/2031	2,713	2,765	1.3	2,659
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(7)(9)	One stop				N/A(6)				04/2031	—	—	—	(19)
Datix Bidco Limited and RL Datix Holdings, Inc.*(7)(9)	One stop	SF +	5.00%	(h)	8.73%				04/2031	4,319	4,319	2.1	4,233
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(7)(9)	One stop				N/A(6)				10/2030	—	—	—	(17)
Hanger, Inc.(19)	Senior secured	SF +	3.50%	(f)	7.17%				10/2031	1,173	1,180	0.6	1,178
Hanger, Inc.(19)	Senior secured	SF +	3.50%	(f)	7.17%				10/2031	95	96	—	95
Mamba Purchaser, Inc.(19)	Senior secured	SF +	2.75%	(f)	6.42%				10/2031	1,476	1,485	0.7	1,479
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(g)	9.41%				08/2029	235	230	0.1	223
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(g)	9.42%				08/2029	7,779	7,706	3.9	7,623
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK			08/2030	431	419	0.2	414
PPV Intermediate Holdings, LLC	One stop				N/A(6)				08/2029	—	—	—	—
Premise Health Holding Corp.*	One stop	SF +	4.75%	(g)	8.45%				11/2032	547	542	0.3	542
Signature MD, Inc.(5)	One stop				N/A(6)				02/2032	—	(1)	—	(1)
Signature MD, Inc.(5)	One stop				N/A(6)				02/2032	—	(7)	—	(7)
Signature MD, Inc.*	One stop	SF +	4.50%	(f)	8.17%				02/2032	2,547	2,535	1.3	2,535
										22,800	22,679	11.3	22,393
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				02/2033	$—	$(7)	—%	$(29)
GHX Ultimate Parent Corporation*(18)	One stop	SF +	5.00%	(g)	6.20%	cash/	2.50%	PIK	02/2033	6,754	6,738	3.4	6,686
Imprivata, Inc.(19)	Senior secured	SF +	3.00%	(g)	6.70%				12/2027	1,265	1,270	0.6	1,256
Mediware Information Systems, Inc.(19)	Senior secured	SF +	2.75%	(f)	6.53%				03/2028	1,325	1,329	0.6	1,320
Netsmart Technologies, Inc.*(18)	One stop	SF +	5.20%	(f)	6.17%	cash/	2.70%	PIK	08/2031	7,033	7,033	3.5	6,858
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	—	—	(24)
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	—	—	(23)
										16,377	16,363	8.1	16,044
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*	One stop	SF +	5.00%	(g)	8.70%				08/2027	7,715	7,715	3.9	7,715
BJH Holdings III Corp.	One stop	SF +	5.00%	(g)	8.70%				08/2027	690	690	0.4	690
Fertitta Entertainment, LLC(19)	Senior secured	SF +	3.25%	(f)	6.92%				01/2029	663	663	0.3	651
QSR Acquisition Co.*	One stop	SF +	4.25%	(f)	7.92%				06/2032	6,716	6,716	3.3	6,515
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	—	—	(18)
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	—	—	(45)
Saguaro Buyer, LLC*	One stop	SF +	4.50%	(g)	8.20%				07/2032	1,855	1,855	0.9	1,855
Saguaro Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC*	One stop	SF +	4.50%	(g)	8.20%				07/2032	2,447	2,447	1.2	2,447
SDC Holdco, LLC*	One stop	SF +	4.38%	(f)	8.05%				07/2032	548	545	0.3	545
Tacala LLC(19)	Senior secured	SF +	3.00%	(f)	6.67%				01/2031	1,325	1,336	0.7	1,326
										21,959	21,967	11.0	21,681
Household Durables
Groundworks, LLC(19)	Senior secured	SF +	3.00%	(g)	6.67%				03/2031	1,847	1,857	0.9	1,844

Industrial Conglomerates
Anova Buyer, Inc.*	One stop	SF +	4.75%	(h)	8.49%				01/2033	5,610	5,583	2.8	5,583
Anova Buyer, Inc.	One stop	SF +	4.75%	(g)	8.45%				01/2033	56	42	—	42
Anova Buyer, Inc.(5)	One stop				N/A(6)				01/2033	—	(5)	—	(5)
										5,666	5,620	2.8	5,620
Insurance
Acrisure, LLC(19)	Senior secured	SF +	3.25%	(f)	6.92%				06/2032	1,476	1,481	0.7	1,433
Alera Group, Inc.(19)	Senior secured	SF +	2.75%	(f)	6.42%				05/2032	1,988	2,003	1.0	1,932
Captive Resources Midco, LLC	One stop				N/A(6)				07/2028	—	—	—	—
Captive Resources Midco, LLC*	One stop	SF +	4.50%	(f)	8.17%				07/2029	8,109	8,109	4.1	8,109
Disco Parent(19)	Senior secured	SF +	3.00%	(g)	6.67%				07/2032	2,307	2,304	1.2	2,270
Galway Borrower LLC*	One stop	SF +	4.50%	(g)	8.20%				09/2028	1,069	1,064	0.5	1,064
Galway Borrower LLC	One stop	SF +	4.50%	(g)	8.20%				09/2028	41	40	—	40
Galway Borrower LLC	One stop	SF +	4.50%	(g)	8.20%				09/2028	39	39	—	39
Galway Borrower LLC(5)	One stop				N/A(6)				09/2028	—	(1)	—	(1)
Galway Borrower LLC*	One stop	SF +	4.50%	(g)	8.20%				09/2028	56	55	—	55
J.S. Held Holdings, LLC	One stop	SF +	4.75%	(g)	8.60%				06/2028	190	190	0.1	188
J.S. Held Holdings, LLC*	One stop	SF +	4.75%	(g)	8.60%				06/2028	6,140	6,134	3.1	6,101
J.S. Held Holdings, LLC	One stop	SF +	4.75%	(g)	8.60%				06/2028	4	4	—	4
OneDigital Borrower LLC(19)	Senior secured	SF +	3.00%	(f)	6.67%				07/2031	1,845	1,854	0.9	1,789
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(2)	—	(7)
Pareto Health Intermediate Holdings, Inc.*	One stop	SF +	5.00%	(g)(h)	8.61%				06/2030	8,164	8,157	4.1	8,083
Pareto Health Intermediate Holdings, Inc.*	One stop	SF +	5.00%	(g)	8.71%				06/2030	2,461	2,436	1.2	2,436
People Corporation(7)(8)(10)	One stop	CA +	5.00%	(i)	7.57%				02/2031	280	281	0.2	280
People Corporation*(7)(8)(10)	One stop	CA +	5.00%	(i)	7.57%				02/2031	7,051	7,118	3.6	7,070
People Corporation(7)(8)(10)	One stop	CA +	5.00%	(i)	7.57%				02/2031	861	864	0.4	864
People Corporation(5)(7)(8)(10)	One stop				N/A(6)				02/2031	—	(7)	—	5
										42,081	42,123	21.1	41,754
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Delinea Inc.*	One stop	SF +	4.25%	(g)	7.95%				03/2030	$2,847	$2,840	1.4%	$2,833
Delinea Inc.(5)	One stop				N/A(6)				03/2030	—	(1)	—	(3)
KnowBe4(19)	Senior secured	SF +	3.75%	(g)	7.42%				07/2032	1,325	1,329	0.6	1,188
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	—	—	(7)
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	—	—	(3)
ReliaQuest Holdings, LLC*(18)	One stop	SF +	6.00%	(g)	6.42%	cash/	3.25%	PIK	04/2031	7,931	7,931	4.0	7,852
UKG Inc.(19)	Senior secured	SF +	2.50%	(g)	6.17%				02/2031	1,987	1,992	1.0	1,901
										14,090	14,091	7.0	13,761
Leisure Products
Oak-Eagle AcquireCo(19)	Senior secured	SF +	3.50%	(g)	7.18%				03/2033	600	591	0.3	597

Life Sciences Tools & Services
PAS Parent Inc.	One stop				N/A(6)				08/2031	—	—	—	—
PAS Parent Inc.*	One stop	SF +	4.50%	(f)	8.17%				08/2032	3,712	3,712	1.9	3,723
PAS Parent Inc.	One stop				N/A(6)				08/2032	—	—	—	1
										3,712	3,712	1.9	3,724
Machinery
Wireco Worldgroup Inc.(19)	Senior secured	SF +	3.75%	(g)	7.42%				11/2028	662	665	0.3	662

Marine
Project Nike Purchaser, LLC(5)	One stop				N/A(6)				04/2029	—	(5)	—	(15)
Project Nike Purchaser, LLC*	One stop	SF +	5.25%	(g)	8.95%				04/2029	8,311	8,234	4.1	8,061
										8,311	8,229	4.1	8,046
Media
Ascend Learning, LLC(19)	Senior secured	SF +	3.00%	(f)	6.67%				12/2028	1,694	1,704	0.8	1,658

Personal Products
Knowlton Development Corporation, Inc.(7)(10)(19)	Senior secured	SF +	3.50%	(f)	7.17%				08/2028	771	758	0.4	766

Professional Services
Avalara, Inc.(19)	Senior secured	SF +	2.75%	(g)	6.45%				03/2032	1,325	1,335	0.7	1,297
Citrin Cooperman Advisors LLC(19)	Senior secured	SF +	3.00%	(g)	6.70%				03/2032	1,325	1,333	0.6	1,277
Dawn Bidco, LLC(19)	Senior secured	SF +	3.00%	(g)	6.66%				02/2033	664	663	0.3	630
Denali Intermediate Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	—	—	(8)
Denali Intermediate Holdings, Inc.*	One stop	SF +	5.50%	(f)	9.18%				08/2032	8,025	8,025	4.0	7,950
Geosyntec Consultants, Inc.(19)	Senior secured	SF +	3.00%	(f)	6.67%				07/2031	1,154	1,159	0.6	1,154
Grant Thornton Advisors, LLC(19)	Senior secured	SF +	2.75%	(f)	6.42%				06/2031	1,845	1,850	0.9	1,727
Outcomes Group Holdings, Inc.(19)	Senior secured	SF +	3.00%	(g)	6.67%				05/2031	1,325	1,334	0.7	1,327
Teaching Company, The*	Senior secured	SF +	5.50%	(g)	9.14%				02/2031	432	426	0.2	426
Teaching Company, The(5)	Senior secured				N/A(6)				02/2031	—	(1)	—	(1)
										16,095	16,124	8.0	15,779
Real Estate Management & Development
Inhabit IQ Inc.(5)	One stop				N/A(6)				01/2032	—	—	—	(14)
Inhabit IQ Inc.*	One stop	SF +	4.50%	(f)	8.17%				01/2032	3,210	3,210	1.6	3,129
Inhabit IQ Inc.(5)	One stop				N/A(6)				01/2032	—	—	—	(23)
MRI Software, LLC	One stop	SF +	4.75%	(g)	8.45%				02/2028	209	209	0.1	196
MRI Software, LLC*	One stop	SF +	4.75%	(g)	8.45%				02/2028	7,791	7,791	3.8	7,674
MRI Software, LLC*	One stop	SF +	4.75%	(g)	8.45%				02/2028	181	181	0.1	179
										11,391	11,391	5.6	11,141
Road & Rail
Kenan Advantage Group, Inc.(19)	Senior secured	SF +	3.25%	(f)	6.92%				01/2029	2,139	2,134	1.1	2,117
VRS Buyer, Inc.(19)	Senior secured	SF +	3.50%	(f)	7.17%				10/2032	1,343	1,349	0.7	1,343
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
VRS Buyer, Inc.	Senior secured				N/A(6)				10/2032	$—	$1	—%	$—
										3,482	3,484	1.8	3,460
Software
Appfire Technologies, LLC(5)	One stop				N/A(6)				03/2028	—	(5)	—	(16)
Appfire Technologies, LLC*	One stop	SF +	4.75%	(g)	8.45%				03/2028	7,898	7,829	3.9	7,662
Bayshore Intermediate #2, L.P.	One stop	SF +	5.00%	(g)	8.69%				10/2027	217	217	0.1	204
Bayshore Intermediate #2, L.P.*(18)	One stop	SF +	5.50%	(g)	6.18%	cash/	3.00%	PIK	10/2028	7,467	7,467	3.7	7,280
Bottomline Technologies, Inc.*	One stop	SF +	4.50%	(g)	8.20%				05/2029	3,522	3,522	1.8	3,469
ConnectWise, LLC(19)	Senior secured	SF +	3.50%	(g)	7.46%				10/2028	663	655	0.3	613
Cyberswift(7)(11)	Senior secured	SF +	4.00%	(g)	7.65%				10/2032	664	666	0.3	656
Diligent Corporation	One stop	SF +	5.00%	(g)	8.67%				08/2030	993	993	0.5	958
Diligent Corporation(5)	One stop				N/A(6)				08/2030	—	—	—	(34)
Diligent Corporation	One stop	SF +	5.00%	(g)	8.67%				08/2030	163	163	0.1	137
Diligent Corporation*	One stop	SF +	5.00%	(g)	8.67%				08/2030	5,651	5,651	2.8	5,453
ECI Macola/Max Holding, LLC(7)(19)	Senior secured	SF +	2.75%	(g)	6.45%				05/2030	1,325	1,335	0.7	1,299
Epicor Software Corporation(19)	Senior secured	SF +	2.50%	(f)	6.17%				05/2031	1,845	1,856	0.9	1,813
GS Acquisitionco, Inc.	One stop	SF +	5.25%	(g)	8.95%				05/2028	210	207	0.1	200
GS Acquisitionco, Inc.*	One stop	SF +	5.25%	(g)	8.95%				05/2028	7,733	7,664	3.8	7,540
GS Acquisitionco, Inc.	One stop	SF +	5.25%	(g)	8.95%				05/2028	38	37	—	37
Hyland Software, Inc.*	One stop	SF +	5.00%	(g)	8.70%				09/2030	5,512	5,512	2.7	5,347
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	—	—	(11)
Instructure Holdings, Inc.(19)	Senior secured	SF +	2.75%	(g)	6.44%				11/2031	1,694	1,701	0.8	1,630
iSolved, Inc.	Senior secured	SF +	2.75%	(f)	6.42%				10/2030	1,808	1,808	0.9	1,728
Javelin Buyer, Inc.(19)	Senior secured	SF +	2.75%	(g)	6.42%				12/2031	1,325	1,333	0.6	1,266
Jawbreaker Parent, Inc.*	One stop	SF +	4.75%	(g)	8.45%				01/2033	4,660	4,638	2.3	4,591
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	(4)	—	(13)
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	(4)	—	(13)
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	(11)	—	(33)
Modena Buyer, LLC(19)	Senior secured	SF +	4.25%	(g)	7.92%				07/2031	1,400	1,398	0.6	1,262
Obelix Parent, Inc.*	One stop	SF +	5.00%	(g)	8.70%				02/2033	3,649	3,631	1.8	3,631
Obelix Parent, Inc.(5)	One stop				N/A(6)				02/2033	—	(3)	—	(3)
Pineapple German Bidco GMBH*(7)(8)(13)(18)	One stop	E +	5.25%	(c)	7.37%				01/2031	6,359	6,463	3.1	6,105
Pineapple German Bidco GMBH(7)(8)(13)(18)	One stop	E +	5.25%	(c)	7.27%				01/2031	212	216	0.1	183
Pineapple German Bidco GMBH(7)(13)(18)	One stop	SF +	5.25%	(g)	8.94%				01/2031	706	706	0.3	681
Pineapple German Bidco GMBH(5)(7)(8)(13)	One stop				N/A(6)				01/2031	—	—	—	(40)
PING Identity Holding Corp.(19)	Senior secured	SF +	2.75%	(f)	6.42%				11/2032	1,328	1,336	0.7	1,313
Proofpoint, Inc.(19)	Senior secured	SF +	3.00%	(g)	6.70%				08/2028	1,337	1,346	0.7	1,297
Relativity Intermediate Holdco, LLC	Senior secured	SF +	2.75%	(f)	6.42%				01/2033	2,220	2,228	1.1	2,199
Riskonnect Parent, LLC	One stop	SF +	4.75%	(g)	8.45%				12/2028	28	28	—	11
Riskonnect Parent, LLC*	One stop	SF +	4.75%	(h)	8.49%				12/2028	7,326	7,326	3.6	7,180
Sapphire Bidco Oy*(7)(8)(12)	One stop	E +	4.75%	(c)	6.77%				07/2029	1,173	1,192	0.6	1,143
Striim, Inc.(18)	One stop	N/A			14.00%	PIK			03/2031	673	650	0.3	650
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(f)	8.67%				05/2031	101	101	—	84
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(f)	8.67%				05/2031	54	54	—	41
Togetherwork Holdings, LLC*	One stop	SF +	5.00%	(f)	8.67%				05/2031	4,043	4,043	2.0	3,942
Trintech, Inc.*	One stop	SF +	4.75%	(f)	8.42%				01/2033	2,698	2,672	1.3	2,577
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(2)	—	(20)
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(3)	—	(15)
Viper Bidco, Inc.*(8)	One stop	SN +	4.75%	(e)	8.48%				11/2031	2,107	2,152	1.0	2,064
Viper Bidco, Inc.*	One stop	SF +	4.75%	(g)	8.45%				11/2031	4,245	4,255	2.1	4,160
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	—	—	(9)
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	—	—	(61)
										93,047	93,019	45.6	90,138
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ashco, LLC(19)	Senior secured	SF +	3.25%	(f)	6.92%	01/2032	$1,995	$2,006	1.0%	$1,994
Med Parentco, LP(19)	Senior secured	SF +	3.00%	(f)	6.67%	04/2031	1,325	1,331	0.7	1,326
							3,320	3,337	1.7	3,320
Transportation Infrastructure
PODS, LLC(19)	Senior secured	SF +	3.00%	(f)	6.78%	03/2028	662	658	0.3	660

Water Utilities
S.J. Electro Systems, LLC	Senior secured	SF +	4.75%	(g)	8.51%	06/2027	205	200	0.1	200
S.J. Electro Systems, LLC*	Senior secured	SF +	4.75%	(g)	8.57%	06/2028	6,567	6,537	3.3	6,537
S.J. Electro Systems, LLC(5)	Senior secured				N/A(6)	06/2028	—	(5)	—	(5)
							6,772	6,732	3.4	6,732

Total debt investments							405,758	405,523	201.7	398,654

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Automobiles
National Express Wash Parent Holdco, LLC	LP interest	N/A	N/A		07/2022	N/A	1	$107	0.1%	$113

Building Products
BECO Holding Company, Inc.(17)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	1	87	—	86
BECO Holding Company, Inc.	LP interest	N/A	N/A		11/2021	N/A	1	100	0.1	87
								187	0.1	173
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		10/2021	N/A	67	89	—	88
PT Intermediate Holdings III, LLC	LLC interest	N/A	N/A		12/2021	N/A	1	149	0.1	163
								238	0.1	251
Containers & Packaging
Chase Intermediate	LP interest	N/A	N/A		04/2022	N/A	34	52	—	46

Diversified Consumer Services
PADI Holdco, Inc.	LLC interest	N/A	N/A		07/2017	N/A	—	85	—	86

Food & Staples Retailing
PDI TA Holdings, Inc.	Preferred stock	N/A	N/A		02/2023	N/A	4	184	0.1	175

Healthcare Equipment & Supplies
CCSL Holdings, LLC	LP interest	N/A	N/A		12/2020	N/A	—	119	0.1	107
Centegix Intermediate II, LLC	LLC interest	N/A	N/A		08/2025	N/A	7	7	—	7
								126	0.1	114
Healthcare Providers & Services
Signature MD, Inc.	Common stock	N/A	N/A		02/2026	N/A	—	46	—	45

Hotels, Restaurants & Leisure
Saguaro Buyer, LLC	Common stock	N/A	N/A		07/2025	N/A	—	51	—	57

Industrial Conglomerates
Anova Buyer, Inc.	Common stock	N/A	N/A		01/2026	N/A	—	126	0.1	126

Life Sciences Tools & Services
PAS Parent Inc.	LP interest	N/A	N/A		12/2021	N/A	1	150	0.1	159
PAS Parent Inc.	LP interest	N/A	N/A		03/2023	N/A	—	26	—	27
								176	0.1	186
Real Estate Management & Development
Inhabit IQ Inc.	LLC interest	N/A	N/A		01/2018	N/A	—	23	—	19
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Bayshore Intermediate #2, L.P.	LP interest	N/A			N/A		10/2021	N/A	408	$501	0.2%	$429
Claroty, Ltd.(7)(14)	Preferred stock	N/A			N/A		01/2026	N/A	9	769	0.4	780
Diligent Corporation	Preferred stock	N/A			N/A		04/2016	N/A	17	37	—	29
Diligent Corporation(17)	Preferred stock	N/A			10.50%	Non-Cash	04/2021	N/A	—	396	0.2	394
GS Acquisitionco, Inc.(17)	Preferred stock	N/A			11.00%	Non-Cash	04/2021	N/A	—	450	0.2	450
GS Acquisitionco, Inc.	LP interest	N/A			N/A		09/2021	N/A	—	—	—	—
GS Acquisitionco, Inc.(17)	Preferred stock	N/A			11.00%	Non-Cash	11/2021	N/A	—	17	—	17
GS Acquisitionco, Inc.(17)	Preferred stock	SF +	10.50%	(g)	14.20%	Non-Cash	08/2023	N/A	—	1	—	1
Riskonnect Parent, LLC	LP interest	N/A			N/A		11/2021	N/A	118	120	0.1	100
Riskonnect Parent, LLC(17)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	—	270	0.2	266
Riskonnect Parent, LLC(17)	Preferred stock	SF +	10.50%	(g)	14.09%	Non-Cash	07/2022	N/A	—	16	—	16
Riskonnect Parent, LLC(17)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	1	—	1
Striim, Inc.	Warrant	N/A			N/A		03/2026	N/A	19	20	—	20
Togetherwork Holdings, LLC	LP interest	N/A			N/A		07/2024	N/A	13	59	—	58
										2,657	1.3	2,561

Total equity investments										4,058	2.0	3,952

Total investments										$409,581	203.7%	$402,606

Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					3.53%	(20)				$15,749	8.0%	$15,749
Total money market funds										15,749	8.0	15,749
Total investments and money market funds										$425,330	211.7%	$418,355
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the BANA Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (“AUD” or ”A”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2026. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2026, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2026, as the loan may have priced or repriced based on an index rate prior to March 31, 2026.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of March 31, 2026.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.89% as of March 31, 2026.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.08% as of March 31, 2026.
(d) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.31% as of March 31, 2026.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of March 31, 2026.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 3.66% as of March 31, 2026.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.68% as of March 31, 2026.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 3.70% as of March 31, 2026.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.29% as of March 31, 2026.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2026.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 6. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of March 31, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2026, total non-qualifying assets at fair value represented 9.7% of the Company's total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2.
(9)The headquarters of this portfolio company is located in the United Kingdom.
(10)The headquarters of this portfolio company is located in Canada.
(11)The headquarters of this portfolio company is located in the Netherlands.
(12)The headquarters of this portfolio company is located in Finland.
(13)The headquarters of this portfolio company is located in Germany.
(14)The headquarters of this portfolio company is located in Israel.
(15)Equity investments are non-income producing securities unless otherwise noted.
(16)Ownership of certain equity investments occurs through a holding company or partnership.
(17)The Company holds an equity investment that is income producing.
(18)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the period from December 31, 2025 (commencement of operations) to March 31, 2026.
(19)The fair value of this investment was valued using Level 2 inputs. See Note 6.
(20)The rate shown is the annualized seven-day yield as of March 31, 2026.

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

The Company offers its common shares of beneficial interest, par value $0.01 per share (“Common Shares”), in one or more private placement transactions exempt from registration under the U.S. Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D, and/or Regulation S (the “Offering”), including a private placement of Common Shares to certain purchasers that closed prior to the commencement of the Offering (the “Initial Offering”).

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

On December 31, 2025, the Company completed the Initial Offering and accepted subscription agreements for total commitments of $171,047 to purchase the Company’s common shares. On December 31, 2025, the Company received the Initial Offering subscription proceeds and issued 6,841,882 Common Shares at a price of $25.00 per share (the “Initial Closing”).

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

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Valuation Designee will continue to refine its valuation methodologies. See further description of fair value methodology in Note 6.

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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GPIF I Holdings (“Holdings”), GPIF I Funding (“Funding”) and PIF Holding Blocker I (“PIF Holding”) in its consolidated financial statements.

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

Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
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
Derivative instruments: The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments.
Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the forward currency contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statement of Financial Condition as a component of “Unrealized appreciation on derivatives” or “Unrealized depreciation on derivatives” by counterparty on a net basis across all derivative instruments when a master netting agreement is in place, not taking into account collateral posted which is recorded separately, if applicable.
The primary risks associated with forward currency contracts include failure of the counterparty to meet the terms of the contract and the value of the foreign currency changing unfavorably. These risks can exceed the amounts reflected in the Consolidated Statement of Financial Condition.
Refer to Note 5 for more information regarding the forward currency contracts.
Revenue recognition:
Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three months ended March

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company received Loan Origination Fees that were capitalized of $283 and $647, respectively. For both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, interest income included $40 of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, investment income included $327 of PIK interest and the Company capitalized PIK interest of $307 into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amount of $6,021 and $6,056, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company recognized PIK and non-cash dividend income of $34, which were capitalized into the cost basis of certain preferred equity investments. For both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company did not receive any cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company did not recognize any dividend income received in cash and did not receive any return of capital distributions in cash.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual status as of March 31, 2026.
Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of March 31, 2026.
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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2026.
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Statements of Operations. For both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company recorded $12 of U.S. income tax.
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

The Company has adopted a distribution reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then shareholders who have not
“opted out” of the DRIP will have their cash distribution automatically reinvested in additional Common Shares, rather than receiving the cash distribution. Common Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share for such shares at the time the distribution is payable.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2026, the Company had deferred debt issuance costs of $773. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026 was $28.

Deferred offering costs: Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company amortized $192 of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of March 31, 2026, includes the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Recent accounting updates:
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

Base Management Fee
The base management fee is calculated at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter, adjusted for share issuances and repurchases and is payable quarterly in arrears. For purposes of the Investment Advisory Agreement, net assets means the Company’s assets less liabilities determined in accordance with GAAP. To the extent the Investment Adviser or an affiliate of the Investment Adviser provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the Company’s management fee will be reduced by an amount equal to the product of (a) the total fees paid to the Investment Adviser by such subsidiary for such services and (b) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by the Company.

The base management fee incurred for both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026 was $579.

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

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.
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

For both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Income Incentive Fee incurred was $443.

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

For the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company did not accrue a Capital Gain Incentive Fee. As of March 31, 2026, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. There can be no assurance that any such unrealized capital appreciation will be realized in the future. For the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company did not accrue a capital gain incentive fee under GAAP. As of March 31, 2026, there was no cumulative accrual for the capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statement of Financial Condition.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, preparing reports to shareholders and reports filed with the SEC, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to shareholders, managing the payment of expenses and the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for costs and expenses including, but not limited to, those related to the allocable portion of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that those expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

Included in “Accounts payable and other liabilities” is $26, as of March 31, 2026 for accrued allocated shared services under the Administration Agreement.

Each of the Investment Advisory Agreement and the Administration Agreement were approved by the Board, and both became effective on December 5, 2025 and will continue in effect for an initial term of two years. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Managing Dealer Agreement: The Company has entered into a managing dealer agreement (as amended, the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer will manage relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Common Shares (referred to as “participating brokers”), and financial advisors. No shareholder servicing and/or distribution fees will be paid with respect to the Company’s Common Shares. In addition, pursuant to the Managing Dealer Agreement, the Company will pay the Managing Dealer certain fees for its services as Managing Dealer, including a 1.75 basis point managing dealer fee that is payable quarterly in arrears on any new capital raised in the Offering. Such fees are borne indirectly by all shareholders of the Company. For both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company incurred $13 of fees to the Managing Dealer.

The Managing Dealer is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”).

On May 1, 2026, the Board approved an amended and restated Managing Dealer Agreement, to be effective as of June 1, 2026. The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution and servicing plan or the Managing Dealer Agreement or by vote of a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Managing Dealer or the Investment Adviser. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Expense Support and Conditional Reimbursement Agreement: The Company has entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Investment Adviser. The Investment Adviser may elect to pay certain expenses on the Company’s behalf (each, an “Expense Support Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense. Any Expense Support Payment that the Investment Adviser has committed to pay must be paid by the Investment Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
days after such commitment was made in writing, and/or offset against amounts due from the Company to the Investment Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Investment Adviser until such time as all Expense Support Payments made by the Investment Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of the Company’s (i) net investment income calculated in accordance with GAAP, (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

	For the period from December 31, 2025 (commencement of operations) to March 31, 2026
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of period	$—	$—	$—
December 31, 2025	1,111	—	1,111
March 31, 2026	662	—	662
Total, end of period	$1,773	$—	$1,773

(1) Reimbursement Payments to Investment Adviser are presented with associated Expense Support Payment and not in quarter of payment.

Other Related Party Transactions: On September 26, 2025 and December 19, 2025, GPIF I Feeder purchased 400 Common Shares and 1,180,000 Common Shares, respectively, at a price of $25.00 per share. Prior to the Initial Closing, the Board authorized the redemption of the 1,180,400 Common Shares held by GPIF I Feeder at a price of $25.00 per share effective December 31, 2025.

On December 29, 2025, the Company entered into the GPIF I Purchase Agreement pursuant to which the Company acquired all the assets and liabilities of Funding and Holdings, including PIF Holding, for an aggregate purchase price of approximately $103,937, the December 31, 2025 NAV of Funding and Holdings (the “Purchase Price”). The Company paid an initial cash payment in the amount of $88,000 on December 31, 2025. In addition, the Company entered into a $15,937 short-term unsecured promissory note with OS Cayman Trust and the Investment Adviser, under which the Investment Adviser, and not the Company, agreed to pay any interest payable under the promissory note with OS Cayman Trust (the “OS Note”). On January 26, 2026, the Company repaid in full the $15,937 OS Note.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026. As of March 31, 2026, $2,581 (which includes $1,773 of unreimbursed Expense Support

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Payments) of reimbursable expenses that were paid by the Administrator on behalf of the Company were included in “Accounts payable and other liabilities” on the Consolidated Statement of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of March 31, 2026, permits the Company to borrow a maximum of $100,000 and expires on December 23, 2028. Refer to Note 7 for discussion of the Adviser Revolver.

Note 4. Investments

Investments as of March 31, 2026 consisted of the following:

	As of March 31, 2026
	Principal	Amortized Cost	Fair Value
Senior secured	$103,806	$104,027	$101,751
One stop	301,214	300,758	296,173
Second lien	738	738	730
Equity	N/A	4,058	3,952
Total	$405,758	$409,581	$402,606

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

	As of March 31, 2026
Amortized Cost:
United States
Southeast	$108,428	26.5%
Midwest	74,423	18.2
Mid-Atlantic	72,377	17.7
Northeast	43,268	10.6
Southwest	40,679	9.9
West	31,530	7.7
Canada	19,717	4.8
United Kingdom	9,147	2.2
Germany	7,385	1.8
Finland	1,192	0.3
Israel	769	0.2
Netherlands	666	0.1
Total	$409,581	100.0%
Fair Value:
United States
Southeast	$106,692	26.5%
Midwest	73,373	18.2
Mid-Atlantic	70,841	17.6
Northeast	42,382	10.5
Southwest	40,139	10.0
West	31,011	7.7
Canada	19,790	4.9
United Kingdom	8,870	2.2
Germany	6,929	1.7
Finland	1,143	0.3
Israel	780	0.2
Netherlands	656	0.2
Total	$402,606	100.0%

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2026 were as follows:

	As of March 31, 2026
Amortized Cost:
Aerospace & Defense	$2,211	0.5%
Auto Components	660	0.2
Automobiles	17,184	4.2
Beverages	7,732	1.9
Building Products	3,974	1.0
Capital Markets	1,706	0.4
Chemicals	790	0.2
Commercial Services & Supplies	26,098	6.4
Construction & Engineering	1,974	0.5
Construction Materials	1,305	0.3
Consumer Finance	2,108	0.5
Containers & Packaging	16,691	4.1
Diversified Consumer Services	5,902	1.4
Diversified Financial Services	10,189	2.5
Electric Utilities	1,877	0.5
Food & Staples Retailing	5,313	1.3
Food Products	4,011	1.0
Healthcare Equipment & Supplies	21,673	5.3
Healthcare Providers & Services	22,725	5.5
Healthcare Technology	16,363	4.0
Hotels, Restaurants & Leisure	22,018	5.4
Household Durables	1,857	0.5
Industrial Conglomerates	5,746	1.4
Insurance	42,123	10.3
IT Services	14,091	3.4
Leisure Products	591	0.1
Life Sciences Tools & Services	3,888	0.9
Machinery	665	0.2
Marine	8,229	2.0
Media	1,704	0.4
Personal Products	758	0.2
Professional Services	16,124	3.9
Real Estate Management & Development	11,414	2.8
Road & Rail	3,484	0.8
Software	95,676	23.4
Specialty Retail	3,337	0.8
Transportation Infrastructure	658	0.2
Water Utilities	6,732	1.6
Total	$409,581	100.0%

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2026
Fair Value:
Aerospace & Defense	$2,196	0.5%
Auto Components	658	0.2
Automobiles	17,128	4.2
Beverages	7,645	1.9
Building Products	3,948	1.0
Capital Markets	1,695	0.4
Chemicals	766	0.2
Commercial Services & Supplies	26,072	6.5
Construction & Engineering	1,923	0.5
Construction Materials	1,311	0.3
Consumer Finance	2,076	0.5
Containers & Packaging	16,244	4.0
Diversified Consumer Services	5,554	1.4
Diversified Financial Services	9,974	2.5
Electric Utilities	1,872	0.5
Food & Staples Retailing	5,213	1.3
Food Products	3,993	1.0
Healthcare Equipment & Supplies	21,564	5.3
Healthcare Providers & Services	22,438	5.6
Healthcare Technology	16,044	4.0
Hotels, Restaurants & Leisure	21,738	5.4
Household Durables	1,844	0.4
Industrial Conglomerates	5,746	1.4
Insurance	41,754	10.4
IT Services	13,761	3.4
Leisure Products	597	0.1
Life Sciences Tools & Services	3,910	1.0
Machinery	662	0.2
Marine	8,046	2.0
Media	1,658	0.4
Personal Products	766	0.2
Professional Services	15,779	3.9
Real Estate Management & Development	11,160	2.8
Road & Rail	3,460	0.9
Software	92,699	23.0
Specialty Retail	3,320	0.8
Transportation Infrastructure	660	0.2
Water Utilities	6,732	1.7
Total	$402,606	100.0%

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts

The outstanding forward currency contracts as of March 31, 2026 were as follows:

As of March 31, 2026
Counterparty	Currency to be sold			Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
NatWest Markets Plc	C$	1,100	CAD	$813	USD	4/6/2026	$22	$—
NatWest Markets Plc		€4,210	EUR	$5,096	USD	2/9/2028	118	—
NatWest Markets Plc		£1,640	GBP	$2,200	USD	2/9/2028	69	—
NatWest Markets Plc	C$	3,640	CAD	$2,702	USD	8/6/2027	48	—
							$257	$—

The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026 on the Consolidated Statements of Operations, including unrealized gains (losses) is summarized in the table below:

Change in unrealized appreciation on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31, 2026	Period from December 31, 2025 (commencement of operations) to March 31, 2026
Foreign exchange	$257	$257
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026:

Average U.S. Dollar notional outstanding	Three months ended March 31, 2026	Period from December 31, 2025 (commencement of operations) to March 31, 2026
Forward currency contracts	$6,574	$6,502

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company could cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the period ended March 31, 2026. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation. For periods ending on or before December 31, 2025, at least every other quarter the valuation for each portfolio investment prepared by the professionals of the Valuation Designee responsible for the valuation function, based on the fair value methodology in accordance with ASC Topic 820 described below (subject to a de-minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de-minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2025, 100% of the investments included in the Initial Assets were subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. The valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of the Company’s debt and equity investments without readily available market quotations (subject to a de-minimis threshold), was either (i) performed by or (ii) reviewed by an independent valuation firm. As of March 31, 2026, $84,210 and $318,396 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of March 31, 2026, all forward currency contracts were valued using Level 2 inputs and all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

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

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a ready market existed for such investments and could differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table presents fair value measurements of the Company’s assets at fair value and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value as of March 31, 2026:

As of March 31, 2026	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$84,210	$314,444	$398,654
Equity investments(1)	—	—	3,952	3,952
Money market funds(1)(2)	15,749	—	—	15,749
Forward currency contracts	—	257	—	257
Total assets, at fair value:	$15,749	$84,467	$318,396	$418,612

(1)Refer to the Consolidated Schedule of Investments for further details.
(2)Included in cash equivalents and restricted cash equivalents on the Consolidated Statement of Financial Condition.

The net change in unrealized appreciation (depreciation) for both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of the period was $(4,858).

The following tables present the changes in investments measured at fair value using Level 3 inputs for the period from December 31, 2025 (commencement of operations) to March 31, 2026:

	For the period from December 31, 2025 (commencement of operations) to March 31, 2026
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	(4,384)	(106)	(4,490)
Net translation of investments in foreign currencies	(368)	—	(368)
Realized gain (loss) on translation of investments in foreign currencies	(4)	—	(4)
Fundings of (proceeds from) revolving loans, net	938	—	938
Fundings of investments	66,484	968	67,452
PIK interest and non-cash dividends	305	34	339
Proceeds from principal payments and sales of portfolio investments	(1,261)	—	(1,261)
Acquisition of investments	252,686	3,056	255,742
Accretion of discounts and amortization of premiums	48	—	48
Fair value, end of period	$314,444	$3,952	$318,396

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2026	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$7,157	Yield analysis	Market interest rate	8.3% - 9.3% (8.3%)
		Market comparable companies	EBITDA multiples	8.0x - 12.0x (11.8x)
	10,384	Broker quotes	Broker quotes	N/A
One stop loans(2)(3)	$295,030	Yield analysis	Market interest rate	6.3% - 15.0% (8.6%)
		Market comparable companies	EBITDA multiples	7.5x - 25.0x (15.9x)
			Revenue multiples	5.7x - 12.0x (9.1x)
	1,143	Broker quotes	Broker quotes	N/A
Second lien loans	$730	Yield analysis	Market interest rate	14.3%
		Market comparable companies	EBITDA multiples	15.3x - 15.3x (15.3x)
Equity(4)	$3,952	Market comparable companies	EBITDA multiples	9.0x - 21.0x (14.9x)
			Revenue multiples	5.7x - 15.5x (12.7x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $275,426 and $19,604 of one stop loans using EBITDA and revenue multiples, respectively.
(3)$605 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $2,723 and $1,229 of equity investments using EBITDA and revenue multiples, respectively.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statement of Financial Condition due to their short maturity. The fair value of the Company’s revolving credit facility approximates the carrying value due to their variable interest rates based on selected short-term rates. The fair value of the Company’s RF Notes (as defined in Note 7) are estimated using Level 3 inputs by approximating the fair value based on acquisition or issuance cost, which the Company believes is a reasonable estimate of fair value due to the recent issuance or acquisition of the debt.

The following is the carrying value and fair value of the Company’s debt as of March 31, 2026:

	As of March 31, 2026
	Carrying Value	Fair Value
Debt(1)	$222,940	$222,940

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(1)As of March 31, 2026, carrying value is inclusive of the unaccreted original issue discount related to the BANA Credit Facility and Promissory Notes - REIT Funding.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On December 31, 2025, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding Common Shares. As a result of such approval, effective as of the date of the Company’s election to be regulated as a BDC on December 31, 2025, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total debt-to-equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2026, the Company’s asset coverage for borrowed amounts was 188.0%.

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

Borrowings under the BANA Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin, which is based on the composition of the portfolio and ranges from a floor of 1.70% per annum to 1.85% per annum. Additionally, for periods beginning after June 30, 2026, Funding pays a commitment fee on the unused portion of commitments of either 0.50% or 1.75% (or both) per annum, based on the amount of the unfunded commitments. A prepayment fee may be payable in the event of any permanent reduction in commitments of the BANA Credit Facility.

The BANA Credit Facility is secured by all of the assets held by Funding. Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The borrowings of the Company, including under the BANA Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.

As of March 31, 2026, the Company had $222,560 of outstanding debt under the BANA Credit Facility.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the components of interest expense, cash paid for interest expense, the annualized average stated interest rate, and the average outstanding balance for the BANA Credit Facility were as follows:

	Three months ended March 31, 2026	Period from December 31, 2025 (commencement of operations) to March 31, 2026
Stated interest expense	$2,271	$2,271
Facility fees	13	13
Accretion of discount on notes issued	14	14
Amortization of debt issuance costs	28	28
Total interest expense	$2,326	$2,326
Cash paid for interest expense(1)	$548	$548
Annualized average stated interest rate(2)	5.4%	5.3%
Average outstanding balance	$170,800	$172,327
(1)Cash paid for interest expense excludes interest payable under the BANA Credit Facility assumed in connection with the GPIF I Purchase Agreement.
(2)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
The Company assumed $428 of interest payable under the BANA Credit Facility as of December 31, 2025 in connection with the GPIF I Purchase Agreement, that was subsequently paid on February 12, 2026.
Promissory Notes - OS Cayman Trust: Effective December 31, 2025, the Company entered into a $15,937 short-term unsecured promissory note with OS Cayman Trust and the Investment Adviser previously defined as (the “OS Note”). For both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company did not incur any interest expense on the OS Note. The Investment Adviser, and not the Company, agreed to pay any interest payable under the OS Note. On January 26, 2026, the Company repaid in full the $15,937 OS Note.

For the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the average outstanding balance for the Promissory Notes - OS Cayman Trust is as follows:

	Three months ended March 31, 2026	Period from December 31, 2025 (commencement of operations) to March 31, 2026
Average outstanding balance	$4,427	$4,554

Promissory Notes - REIT Funding: On December 31, 2025, concurrent with the Initial Closing, the Company issued and sold 400 promissory notes (the “RF Notes”) in a private offering with each RF Note issued in connection with the issuance of one Common Share to each accredited investor. The RF Notes each have a principal amount of $2, a maturity date of December 31, 2055, and the Company pays interest on the RF Notes at an interest rate equal to 12.0% annually. The RF Notes were issued at an original issue discount equal to the price of each Common Share issued in connection with each RF Note, or $25.00 per share. As of March 31, 2026, the outstanding aggregate principal amount of the RF Notes totaled $800.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the components of interest expense, the annualized average stated interest rate, and the average outstanding balance for the Promissory Notes - REIT Funding were as follows:

	Three months ended March 31, 2026	Period from December 31, 2025 (commencement of operations) to March 31, 2026
Stated interest expense	$24	$24
Accretion of discount on notes issued	1	1
Total interest expense	$25	$25
Annualized average stated interest rate(1)	12.2%	12.0%
Average outstanding balance	$800	$800
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2026, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of December 23, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). As of March 31, 2026, the short-term AFR was 3.5%. As of March 31, 2026, the Company had no outstanding debt under the Adviser Revolver. For the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the Company did not incur any interest expense on the Adviser Revolver.

For the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the average total debt outstanding was $176,027 and $177,681, respectively.

For the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 5.4% and 5.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2026 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BANA Credit Facility(1)	$222,228	$—	$—	$—	$222,228
RF Notes(1)	712	—	—	—	712
Total borrowings	$222,940	$—	$—	$—	$222,940
(1)    Represents principal outstanding plus unaccreted original issue discount.

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2026, the Company had outstanding commitments to fund investments totaling $72,981, including $26,239 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statement of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of March 31,

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2026. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged and, in the future, may engage again in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Period from December 31, 2025 (commencement of operations) to March 31, 2026
Net asset value at beginning of period	$25.00
Distributions declared:(2)
From net investment income	(0.51)
Net investment income	0.51
Net realized gain (loss) on investment transactions	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.85)
Net asset value at end of period	$24.14
Total return based on net asset value per share(4)	(1.41)%
Number of common shares outstanding	8,189,777

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Listed below are supplemental data and ratios to the financial highlights:	Period from December 31, 2025 (commencement of operations) to March 31, 2026
Ratio of net investment income - after tax to average net assets*	8.24%
Ratio of total expenses to average net assets*(5)(6)	11.10%
Ratio of incentive fees to average net assets(6)	0.24%
Ratio of income tax to average net assets(6)	0.01%
Ratio of net expenses to average net assets*(5)(6)	11.10%
Ratio of total expenses (without incentive fees) to average net assets*(5)	10.86%
Total return based on average net asset value(7)	(1.52)%
Total return based on average net asset value - annualized*(7)	(6.10)%
Net assets at end of period	$197,673
Average debt outstanding	$177,681
Average debt outstanding per share	$23.74
Portfolio Turnover*	1.62%
Asset coverage ratio(8)	187.97%
Asset coverage ratio per unit(9)	$1,880
Average market value per unit (10):
Adviser Revolver	N/A
BANA Credit Facility	N/A
OS Note	N/A
RF Notes	N/A

*    Annualized for a period less than one year, unless otherwise noted.
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
(5)The calculation excludes the net effect of expense support and expense support recoupment, which represents (0.96)% of average net assets for the period from December 31, 2025 (commencement of operations) to March 31, 2026.
(6)Incentive fees and income tax are not annualized in the calculation.
(7)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(8)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.
(9)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(10)Not applicable as the Adviser Revolver, BANA Credit Facility, OS Note and RF Notes are not registered for public trading.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Net Assets

Share Issuances

On September 26, 2025 and December 19, 2025, GPIF I Feeder purchased 400 Common Shares and 1,180,000 Common Shares, respectively, at a price of $25.00 per share. Prior to the Initial Closing, the Board authorized the redemption of the 1,180,400 Common Shares held by GPIF I Feeder at a price of $25.00 per share effective December 31, 2025.

On December 31, 2025, the Company completed the Initial Offering and accepted subscription agreements for total commitments of $171,047 to purchase the Company’s common shares. On December 31, 2025, the Company received the Initial Offering subscription proceeds and issued 6,841,882 Common Shares at a price of $25.00 per share. In addition, concurrent with the Initial Closing, the Company issued 400 Common Shares at a price of $25.00 per share for proceeds totaling $10 in a private offering in connection with the issuance of the RF Notes.

The following table summarizes the Common Shares issued and net proceeds from the Offering during the three months ended March 31, 2026.

Subscriptions Effective	Shares Issued	Net Proceeds
For the three months ended March 31, 2026
February 1, 2026	660,929	$16,424
March 1, 2026	640,348	15,657
	1,301,277	$32,081

In connection with the Offering, the Company sells its Common Shares at a purchase price per share (exclusive of any upfront placement or other fees) equal to our NAV per share as of the last calendar day of the month immediately prior to the effective date of the monthly share purchase date. Investors will not be charged any sales load or commission in connection with their purchase of Common Shares. The following table summarizes the NAV per share of Common Shares in the Offering during the period from December 31, 2025 (commencement of operations) to March 31, 2026.

NAV Per Share
For the period from December 31, 2025 (commencement of operations) to March 31, 2026
December 31, 2025	$25.00
January 31, 2026	24.85
February 28, 2026	24.45
March 31, 2026	24.14

Distributions and Distribution Reinvestment

The Company’s dividends and distributions are recorded on the record date. On October 16, 2025, the Board declared a distribution payable to shareholders of record on December 26, 2025 and payable on February 20, 2026 in an amount (if positive) such that the NAV of the Company as of December 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2025 through December 31, 2025 and the payment of this distribution is $25.00 per share. On February 20, 2026, the Company paid $35 to GPIF I Feeder.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following tables summarize the Company’s dividend declarations and distributions with a record date during the three months ended March 31, 2026.

Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
For the period from December 31, 2025 (commencement of operations) to March 31, 2026
December 29, 2025	January 31, 2026	February 26, 2026	6,842,282	$0.1667	$0.1667	$1,141
February 2, 2026	February 28, 2026	March 30, 2026	7,525,987	0.1667	0.1667	1,254
February 2, 2026	March 31, 2026	April 29, 2026	8,189,777	0.1667	0.1667	1,365
Total dividends declared for the period from December 31, 2025 (commencement of operations) to March 31, 2026						$3,760

The following table summarizes the Company’s distributions reinvested during the period from December 31, 2025 (commencement of operations) to March 31, 2026.

Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
For the period from December 31, 2025 (commencement of operations) to March 31, 2026
February 26, 2026	22,603	$24.85	$562
March 30, 2026	23,615	24.45	577
	46,218		$1,139
(1) Reflects DRIP shares issued multiplied by the unrounded amount per share.

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026:

	Three months ended March 31, 2026	Period from December 31, 2025 (commencement of operations) to March 31, 2026
Earnings (loss) available to shareholders	$(2,844)	$(2,809)
Basic and diluted weighted average shares outstanding	7,490,734	7,483,608
Basic and diluted earnings (loss) per share	$(0.38)	$(0.38)

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

The Company received $2,883 of net proceeds from the issuance of Common Shares for subscriptions effective April 1, 2026. The Company received an approximate amount of $2,117 of net proceeds from the issuance of Common Shares for subscriptions effective May 1, 2026.

On April 29, 2026, the Company issued 24,634 Common Shares through the DRIP.

Dividend Declarations

On February 2, 2026 and May 1, 2026, the Board declared regular distributions to shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Amount Per Share
February 2, 2026	April 30, 2026	May 28, 2026	$0.1667
May 1, 2026	May 31, 2026	June 29, 2026	$0.1667
May 1, 2026	June 30, 2026	July 30, 2026	$0.1667
May 1, 2026	July 31, 2026	August 28, 2026	$0.1667

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
As of March 31, 2026, our portfolio at fair value was comprised of the following:

	As of March 31, 2026
Investment Type	Investments at Fair Value (in thousands)	Percentage of Total Investments
Senior secured	$101,751	25.3%
One stop	296,173	73.5
Second lien	730	0.2
Equity	3,952	1.0
Total	$402,606	100.0%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2026, one stop loans included $19.8 million of recurring revenue loans at fair value.
Senior secured loans include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager (“BSLs”). As of March 31, 2026, senior secured loans included $94.6 million of BSLs at fair value.
As of March 31, 2026, we had debt and equity investments in 135 portfolio companies.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments for the three months ended March 31, 2026:

Three months ended March 31, 2026
Weighted average income yield(1)*	8.8%
Weighted average investment income yield(2)*	8.9%
Weighted average income yield of total investments(3)*	8.8%
Weighted average investment income yield of total investments(4)*	8.9%

*Annualized
(1)Represents income from interest, fees, interest earned on cash, accrued payment in kind, or PIK, and non-cash dividend income, excluding amortization of capitalized fees and discounts divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(3)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the daily average total fair value of portfolio company investments, and does not represent a return to any investor in us.
(4)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average total fair value of portfolio investments, and does not represent a return to any investor in us.
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

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statements of Operations.

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

Recent Developments

The Company received $2.9 million of net proceeds from the issuance of Common Shares for subscriptions effective April 1, 2026. The Company received an approximate amount of $2.1 million of net proceeds from the issuance of Common Shares for subscriptions effective May 1, 2026.

On April 29, 2026, the Company issued 24,634 Common Shares through the DRIP.

Dividend Declarations

On February 2, 2026 and May 1, 2026, our Board declared regular distributions to shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Amount Per Share
February 2, 2026	April 30, 2026	May 28, 2026	$0.1667
May 1, 2026	May 31, 2026	June 29, 2026	$0.1667
May 1, 2026	June 30, 2026	July 30, 2026	$0.1667
May 1, 2026	July 31, 2026	August 28, 2026	$0.1667

Consolidated Results of Operations

Consolidated operating results for the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026(1) are as follows:

	Three months ended March 31, 2026	Period from December 31, 2025 (commencement of operations) to March 31, 2026
	(In thousands)
Interest income	$7,026	$7,061
Payment-in-kind interest income	327	327
Discount Amortization	39	39
Non-cash dividend income	34	34
Fee income	14	14
Total investment income	7,440	7,475
Net expenses	3,668	3,668
Net investment income - before tax	3,772	3,807
Income tax	12	12
Net investment income - after tax	3,760	3,795
Net realized gain (loss) on investment transactions	(87)	(87)
Net change in unrealized appreciation (depreciation) on investment transactions	(6,517)	(6,517)
Net increase (decrease) in net assets resulting from operations	$(2,844)	$(2,809)
Average earning debt investments, at fair value	$337,175	$336,340
Average earning preferred equity investments, at fair value	$1,227	$1,221

As we commenced operations on December 31, 2025, no income was earned prior to December 31, 2025.

Investment Income

The annualized income yield by debt security type for the three months ended March 31, 2026 is as follows:

Three months ended March 31, 2026
Senior secured	7.9%
One stop	8.9%
Second lien	13.2%

Our loan portfolio is partially insulated from a drop in floating interest rates as 98.8% of our loan portfolio at fair value as of March 31, 2026 is subject to an interest rate floor. As of March 31, 2026, the weighted average base floor of our loans was 0.64%.
As of March 31, 2026, we have second lien investments in one portfolio company and there are no subordinated debt investments in portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien debt investments, income yields on second lien debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources — Portfolio Composition, Investment Activity and Yield” section below.

(1) No comparative variance analysis was performed for the period from December 31, 2025 (commencement of operations) to March 31, 2026 due to the Company’s commencement of operations on December 31, 2025.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026(1):

	Three months ended March 31, 2026	Period from December 31, 2025 (commencement of operations) to March 31, 2026
	(In thousands)
Interest expense and other debt financing expenses	$2,323	$2,323
Amortization of deferred debt issuance costs	28	28
Base management fee	579	579
Income incentive fee	443	443
Administrative service fee	26	26
Professional fees	573	587
Organization expenses	310	1,407
General and administrative expenses	48	48
Expense support (Note 3)	(662)	(1,773)
Net expenses	$3,668	$3,668
Average debt outstanding	$176,027	$177,681

As we commenced operations on December 31, 2025, no expenses were incurred prior to December 31, 2025.

Interest Expense
For more information about our outstanding borrowings for the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, the effective average interest rate, which includes amortization of debt financing costs and non-usage facility fees on our total debt was 5.4% and 5.3%.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

For the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%.

As of March 31, 2026, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of March 31, 2026, there was no capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statement of Financial Condition.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2026, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

(1) No comparative variance analysis was performed for the period from December 31, 2025 (commencement of operations) to March 31, 2026 due to the Company’s commencement of operations on December 31, 2025.

Professional Fees and General and Administrative Expenses

In general, we expect certain of our operating expenses, including professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the period from December 31, 2025 (commencement of operations) to March 31, 2026. As of March 31, 2026, included in accounts payable and accrued expenses was $2.6 million, (which includes $1.8 million of unreimbursed Expense Support Payments as of March 31, 2026), of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026:

	Three months ended March 31, 2026	Period from December 31, 2025 (commencement of operations) to March 31, 2026
	(In thousands)
Net realized gain (loss) on foreign currency transactions	(87)	(87)
Net realized gain (loss) on investment transactions	$(87)	$(87)
Unrealized appreciation from investments	$286	$286
Unrealized (depreciation) from investments	(6,893)	(6,893)
Unrealized appreciation (depreciation) from forward currency contracts	257	257
Unrealized appreciation (depreciation) on foreign currency translation	(167)	(167)
Net change in unrealized appreciation (depreciation) on investment transactions	$(6,517)	$(6,517)

During both the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026, we had net realized losses of less than $0.1 million, driven by net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended March 31, 2026, we had $0.3 million in unrealized appreciation on 19 portfolio company investments, which was offset by $6.9 million in unrealized depreciation on 116 portfolio company investments. For the period from December 31, 2025 (commencement of operations) to March 31, 2026, we had $0.3 million in unrealized appreciation on 19 portfolio company investments, which was offset by $6.9 million in unrealized depreciation on 116 portfolio company investments.

Unrealized appreciation for the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026 was primarily due to fair valuing recent originations up to or near par. Unrealized depreciation for the three months ended March 31, 2026 and the period from December 31, 2025 (commencement of operations) to March 31, 2026 primarily resulted from fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories, as defined below under the “Portfolio Composition, Investment Activity and Yield” section.

Liquidity and Capital Resources

For the period from December 31, 2025 (commencement of operations) to March 31, 2026, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents, and restricted foreign currencies of $4.5 million. During the period, cash used by operating activities was $244.8 million, primarily as a result of fundings of portfolio investments of $154.0 million and acquisition of subsidiaries of $101.5 million. Lastly, cash provided by financing activities was $240.3 million, primarily driven by proceeds from the issuance of common shares of $203.1 million and borrowings of debt of $73.8 million that were partially offset by share repurchases of $29.5 million.
As of March 31, 2026, we had cash, cash equivalents and foreign currencies of $8.3 million. In addition, we had restricted cash, restricted cash equivalents and restricted foreign currencies of $16.6 million as of March 31, 2026. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash, restricted cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.

On December 31, 2025, we completed the Initial Offering and accepted subscription agreements for total commitments of $171.0 million to purchase our common shares. On December 31, 2025, we received the Initial Offering subscription proceeds and issued 6,841,882 Common Shares at a price of $25.00 per share (the “Initial Closing”). In addition, concurrent with the Initial Closing, we issued 400 Common Shares at a price of $25.00 per share for proceeds totaling $10,000 in a private offering in connection with the issuance of the RF Notes (as defined in Note 7 of our Consolidated Financial Statements).

Revolving Debt Facilities

BANA Credit Facility - Effective December 31, 2025, we assumed, in connection with the GPIF I Purchase Agreement (as defined in Note 1 of our Consolidated Financial Statements), the BANA Credit Facility (as defined in Note 7 of our Consolidated Financial Statements), which, as of March 31, 2026, allowed us to borrow up to $425.0 million at any time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2026, we had $222.6 million outstanding under the BANA Credit Facility. As of March 31, 2026, subject to leverage and borrowing base restrictions, we had approximately $202.4 million of remaining commitments and $29.6 million of availability on the BANA Credit Facility.

Adviser Revolver - On December 23, 2025, we entered into the Adviser Revolver (as defined in Note 3 of our Consolidated Financial Statements) with GC Advisors. As of March 31, 2026, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of March 31, 2026, we had no amount outstanding under the Adviser Revolver.

Promissory Notes - OS Cayman Trust

Effective December 31, 2025, we entered into a $15.9 million OS Note with OS Cayman Trust and the Investment Adviser that the Company repaid in full on January 26, 2026.

Promissory Notes - REIT Funding

On December 31, 2025, concurrent with the Initial Closing, the Company issued and sold 400 RF Notes (as defined in Note 7 of our Consolidated Financial Statements). The RF Notes were issued in connection with the issuance of one Common Share to each accredited investor. As of March 31, 2026, the outstanding aggregate principal amount of the RF Note totaled $0.8 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On December 4, 2025, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding Common Shares. As a result of such approval, effective as of the date of our BDC election on December 31, 2025, our asset coverage requirement was reduced from 200% to 150%, or a ratio of total debt-to-equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2026, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 188.0% and 1.14x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash, cash equivalents and foreign currencies was 1.09x as of March 31, 2026.

As of March 31, 2026, we had outstanding commitments to fund investments totaling $73.0 million, including $26.2 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2026, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of March 31, 2026 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2026. As of March 31, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our BANA Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2026, we had investments in 135 portfolio companies, with a total fair value of $402.6 million.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2026, the period ended December 31, 2025, and the period from December 31, 2025 (commencement of operations) to March 31, 2026:

	Three months ended March 31, 2026		Period ended December 31, 2025		Period from December 31, 2025 (commencement of operations) to March 31, 2026
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$97,741	51.5%	$8,850	3.0%	$106,591	22.0%
One stop	91,143	48.0	281,339	95.8	372,482	77.0
Second lien	—	—	714	0.2	714	0.1
Equity	986	0.5	3,056	1.0	4,042	0.9
Total	$189,870	100.0%	$293,959	100.0%	$483,829	100.0%

For the period from December 31, 2025 (commencement of operations) to March 31, 2026, we had approximately $1.43 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2026(1)
	Principal	Amortized Cost	Fair Value
Senior secured	$103,806	$104,027	$101,751
One stop	301,214	300,758	296,173
Second lien	738	738	730
Equity	N/A	4,058	3,952
Total	$405,758	$409,581	$402,606

(1)As of March 31, 2026, $51.3 million and $50.3 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of March 31, 2026, we had no loans or preferred equity investments on non-accrual status. As of March 31, 2026, the fair value of our debt investments as a percentage of the outstanding principal value was 98.2%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate investments and fees of middle-market (“MM”) investments originated and weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2026:

Three months ended
March 31, 2026
Weighted average rate of new MM investment fundings	8.5%
Weighted average spread over the applicable base rate of new floating rate MM investment fundings	4.8%
Weighted average fees of new MM investment fundings	0.5%
Weighted average rate of sales and payoffs of portfolio investments	8.2%

As of March 31, 2026, 98.8% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.

As of March 31, 2026, the portfolio median2 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $142.3 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2026:

	As of March 31, 2026
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments
5	$—	—%
4	402,588	100.0
3	18	0.0 *
2	—	—
1	—	—
Total	$402,606	100.0%
*Represents an amount less than 0.1%.

2 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans, broadly syndicated loans and structured finance notes and (iii) portfolio companies with any loans on non-accrual status.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026 and December 31, 2025.

	Average Price[1,2]
Category	March 31, 2026	December 31, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectation)	98.2%	99.9%
Internal Performance Rating 3 (Performing Below Expectations)	N/A	N/A
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	N/A	N/A
Total	98.2%	99.9%

(1)Includes only debt investments held as of March 31, 2026. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.
(2)As of March 31, 2026 and December 31, 2025, none of our debt investments were rated in the Internal Performance Rating 3, Internal Performance Rating 2 or Internal Performance Rating 1 categories.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026 and December 31, 2025, the net change in unrealized depreciation on debt and equity investments for the three months ended March 31, 2026 and the primary drivers of reductions in average price of our debt investments by internal performance rating category as of March 31, 2026 as compared to December 31, 2025:

	Average Price[1,2]		Net Change in Unrealized Depreciation on Investments[2,3,4]
Category	March 31, 2026	December 31, 2025	$ Per Share	% to Total	Primary Driver
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.2%	99.9%	$(0.88)	100%	Spread widening
Internal Performance Rating 3 (Performing Below Expectations)	N/A	N/A	(0.00)*	0%^	Spread widening, credit challenges
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	N/A	N/A	—	—%	N/A
Total	98.2%	99.9%	$(0.88)	100%
*Represents an amount less than $0.01.
^ Represents an amount less than 1%.
(1)Includes only debt investments held as of March 31, 2026 and December 31, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.
(2)As of March 31, 2026 and December 31, 2025, none of our debt investments were rated in the Internal Performance Rating 3, Internal Performance Rating 2 or Internal Performance Rating 1 categories.

(3)Net change in unrealized depreciation on investments reflects the net change in unrealized appreciation or depreciation on total debt and equity investments for the three months ended March 31, 2026 and excludes the change in unrealized appreciation or depreciation resulting from the translation of assets and liabilities in foreign currencies and forward currency contracts.
(4)Based on weighted average shares outstanding for the three months ended March 31, 2026.

Distributions

We intend to make periodic regular and special distributions to our shareholders as determined by our Board. As a result, our distribution rates and payment frequency may vary from time to time and are not guaranteed. There is no assurance we will pay distributions in any particular amount, if at all. For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements included in this Quarterly Report.

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

Pursuant to Rule 2a-5 under the 1940 Act, our Board, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of the Board.

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

Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. As part of the valuation process described below, the Valuation Designee discusses the valuation conclusions and determined the fair value of each portfolio investment in good faith.

For periods ending on or before December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided by a third-party pricing service or other quote: Our quarterly valuation process began with each portfolio company investment being initially valued by the investment professionals of the Valuation Designee responsible for the valuation function, with preliminary valuation conclusions documented and discussed with senior management. At least every other quarter, the valuation for each portfolio investment, subject to a de minimis threshold, was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de-minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm.

For periods beginning after December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided via a third-party pricing service or other quote, our Valuation Designee undertakes a multi-step valuation process each month. This monthly valuation process begins with each portfolio investment being initially valued either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) independent valuation firms that have been engaged to support the valuation of portfolio investments. Preliminary valuation conclusions are then documented and discussed with senior management and in the case of valuations prepared by independent valuation firms, the Valuation Designee. Each month, the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de-minimis threshold), is either (i) performed by or (ii) reviewed by an independent valuation firm.

Determination of fair values involves subjective judgments and estimates. Under current accounting standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

We follow ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis, currently undertaken by the Valuation Designee, includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the period from December 31, 2025 (commencement of operations) to March 31, 2026. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, and based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment, without a readily available market quotation in accordance with the multi-step valuation process described above in “ — Fair Value Measurements”. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de-minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2025, 100% of the investments included in the Initial Assets were subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) was either (i) performed by or (ii) reviewed by an independent valuation firm. As of March 31, 2026, $84,210 and $318,396 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of March 31, 2026, all forward currency contracts were valued using Level 2 inputs and all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

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

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a market existed for such investments and could differ materially from the values that could ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which such investment had previously been recorded.

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

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) from investments in our Consolidated Statements of Operations.

Non-accrual Investments: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of March 31, 2026, we had no portfolio company investments on non-accrual status. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of March 31, 2026.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period from December 31, 2025 (commencement of operations) to March 31, 2026, we did not incur any U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2026, the weighted average floor on loans subject to floating interest rates was 0.64%. The BANA Credit Facility has a floating rate applicable to the currency of such borrowing. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2026 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(8,010)	$(4,451)	$(3,559)
Down 150 basis points	(6,046)	(3,338)	(2,708)
Down 100 basis points	(4,039)	(2,226)	(1,813)
Down 50 basis points	(2,019)	(1,113)	(906)
Up 50 basis points	2,019	1,113	906
Up 100 basis points	4,039	2,226	1,813
Up 150 basis points	6,059	3,338	2,721
Up 200 basis points	8,079	4,451	3,628

(1)    Assumes applicable three-month base rate as of March 31, 2026, with the exception of SONIA and Prime that utilizes the March 31, 2026 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2026, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2026 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal period ended March 31, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Golub Capital Private Income Fund I

Date: May 15, 2026	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2026	By	/s/ Paul Solini
Paul Solini
Chief Accounting Officer
(Principal Accounting Officer)