Form 10-Q
period 2026-06-30
Golub Capital Private Income Fund I
filed 2026-08-14
CIK 2082559

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of August 14, 2026, the Registrant had 8,646,587 common shares of beneficial interest, $0.01 par value, outstanding. Common shares of beneficial interest outstanding exclude August 1, 2026 subscriptions since the offering price is not yet finalized at this time.

Part I. Financial Information
Item 1.	Financial Statements	3
	Consolidated Statement of Financial Condition as of June 30, 2026 (unaudited)	3
	Consolidated Statements of Operations for the three months ended June 30, 2026 (unaudited) and for the period from December 31, 2025 (commencement of operations) to June 30, 2026 (unaudited)	4
	Consolidated Statements of Changes in Net Assets for the three months ended June 30, 2026 (unaudited) and for the period from December 31, 2025 (commencement of operations) to June 30, 2026 (unaudited)	5
	Consolidated Statement of Cash Flows for the period from December 31, 2025 (commencement of operations) to June 30, 2026 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2026 (unaudited)	8
	Notes to Consolidated Financial Statements (unaudited)	18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	69
Item 4.	Controls and Procedures	71
Part II. Other Information
Item 1.	Legal Proceedings	71
Item 1A.	Risk Factors	71
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72

Golub Capital Private Income Fund I
Consolidated Statement of Financial Condition
(In thousands, except share and per share data)

June 30, 2026
(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $446,218)	$439,235
Cash	552
Cash equivalents	3,190
Foreign currencies (cost of $229)	218
Restricted cash	4,681
Restricted cash equivalents	6,447
Restricted foreign currencies (cost of $323)	329
Interest receivable	1,692
Receivable for investments	344
Deferred offering costs	515
Unrealized appreciation on derivatives	302
Other assets	1,982
Total Assets	$459,487
Liabilities
Debt	$244,743
Less unamortized debt issuance costs	(800)
Debt less unamortized debt issuance costs	243,943
Interest payable	2,227
Distributions payable	1,429
Management and income incentive fees payable	1,214
Payable for investments purchased	591
Accrued trustee fees	19
Accounts payable and other liabilities	2,878
Total Liabilities	252,301
Commitments and Contingencies (Note 8)
Net Assets
Common shares, par value $0.01 per share, unlimited shares authorized, 8,574,483 shares issued and outstanding as of June 30, 2026	86
Paid in capital in excess of par	213,504
Distributable earnings (losses)	(6,404)
Total Net Assets	207,186
Total Liabilities and Total Net Assets	$459,487
Number of common shares outstanding	8,574,483
Net asset value per common share	$24.16

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
Investment income
Interest income	$8,864	$15,964
Payment-in-kind interest income	365	691
Dividend income	23	57
Fee income	17	31
Total investment income	9,269	16,743
Expenses
Interest and other debt financing expenses	3,269	5,620
Base management fee	630	1,209
Incentive fee	583	1,026
Administrative service fee	95	121
Professional fees	575	1,162
Organization expenses	—	1,407
General and administrative expenses	35	82
Total expenses	5,187	10,627
Expense support (Note 3)	(144)	(1,917)
Net expenses	5,043	8,710
Net investment income - before tax	4,226	8,033
Income tax	—	12
Net investment income - after tax	4,226	8,021
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	(10)	(97)
Forward currency contracts	22	22
Net realized gain (loss) on investment transactions	12	(75)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	259	(6,348)
Forward currency contracts	45	302
Translation of assets and liabilities in foreign currencies	(116)	(283)
Net change in unrealized appreciation (depreciation) on investment transactions	188	(6,329)
Net gain (loss) on investment transactions	200	(6,404)
Net increase (decrease) in net assets resulting from operations	$4,426	$1,617
Per Common Share Data
Earnings (loss) available to shareholders	$4,426	$1,617
Basic and diluted weighted average common shares outstanding (Note 11)	8,428,611	7,956,109
Basic and diluted earnings (loss) per common share (Note 11)	$0.53	$0.20

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Opening Balance at December 31, 2025 (commencement of operations)	1,180,400	$12	$29,498	$—	$29,510
Issuance of common shares	8,452,939	85	210,542	—	210,627
Repurchase of common shares	(1,180,400)	(12)	(29,498)	—	(29,510)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	8,021	8,021
Net realized gain (loss) on investment transactions and foreign currency transactions	—	—	—	(75)	(75)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(6,329)	(6,329)
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan	121,544	1	2,962	—	2,963
Distributions from distributable earnings (losses)	—	—	—	(6,592)	(6,592)
Distributions declared and payable	—	—	—	(1,429)	(1,429)
Total increase (decrease) for the period ended June 30, 2026	7,394,083	74	184,006	(6,404)	177,676
Balance at June 30, 2026	8,574,483	$86	$213,504	$(6,404)	$207,186
Balance at March 31, 2026	8,189,777	$82	$204,195	$(6,604)	$197,673
Issuance of common shares	309,380	3	7,486	—	7,489
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	4,226	4,226
Net realized gain (loss) on investment transactions and foreign currency transactions	—	—	—	12	12
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	188	188
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan	75,326	1	1,823	—	1,824
Distributions from distributable earnings (losses)	—	—	—	(2,797)	(2,797)
Distributions declared and payable	—	—	—	(1,429)	(1,429)
Total increase (decrease) for the three months ended June 30, 2026	384,706	4	9,309	200	9,513
Balance at June 30, 2026	8,574,483	$86	$213,504	$(6,404)	$207,186

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Statement of Cash Flows (unaudited)
(In thousands)

		Period from December 31, 2025 (commencement of operations) to June 30, 2026
Cash flows from operating activities	0
Net increase (decrease) in net assets resulting from operations		$1,617
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs		423
Amortization of deferred debt issuance costs		62
Amortization of discounts on issued debt securities		30
Accretion of discounts and amortization of premiums		(111)
Net realized (gain) loss on foreign currency transactions		97
Net realized (gain) loss on forward currency contracts		(22)
Net change in unrealized (appreciation) depreciation on investments		6,348
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies		283
Net change in unrealized (appreciation) depreciation on forward currency contracts		(302)
Proceeds from (fundings of) revolving loans, net		(1,163)
Fundings of investments		(194,089)
Proceeds from principal payments and sales of portfolio investments		5,590
Payment-in-kind interest capitalized		(650)
Non-cash dividends capitalized		(57)
Acquisition of subsidiaries, net of cash acquired(1)		(101,483)
Changes in operating assets and liabilities:(2)
Interest receivable		(1,103)
Receivable for investments		16
Other assets		(1,982)
Interest payable		1,800
Management and income incentive fees payable		1,214
Payable for investments purchased		(19)
Accrued trustee fees		19
Accounts payable and other liabilities		2,177
Net cash provided by (used in) operating activities		(281,305)
Cash flows from financing activities
Borrowings on debt		204,567
Repayments of debt		(113,359)
Capitalized debt issuance costs		(862)
Deferred offering costs		(584)
Proceeds from issuance of common shares		210,627
Repurchase of shares		(29,510)
Distributions paid		(3,621)
Net cash provided by (used in) financing activities		267,258
Net change in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies		(14,047)
Effect of foreign currency exchange rates		(46)
Cash, beginning of period(3)		29,510
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, end of period		$15,417
Supplemental disclosure of cash flow information:
Cash paid during the period for interest(4)		$3,301
Distributions declared for the period		7,986
Supplemental disclosure of non-cash financing activity:
Shares issued in connection with dividend reinvestment plan		$2,963
Change in distributions payable		(1,429)
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Statement of Cash Flows (unaudited)
(In thousands)
The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

As of
June 30, 2026
Cash	$552
Cash equivalents	3,190
Foreign currencies (cost of $229)	218
Restricted cash	4,681
Restricted cash equivalents	6,447
Restricted foreign currencies (cost of $323)	329
Total cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies shown in the Consolidated Statement of Cash Flows(5)	$15,417
(1) On December 31, 2025, in connection with the acquisition of GPIF I Funding, GPIF I Holdings, and PIF Holding Blocker I, the Company acquired total assets of $259,144, inclusive of $255,742 of investments, $2,454 of cash, cash equivalents, foreign currencies, restricted cash and restricted foreign currencies, $588 of interest receivable, and $360 of receivable for investments, net of $155,207 of assumed liabilities, inclusive of $153,824 debt assumed.
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
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Advanced Cooling Technologies, Inc.*	One stop	SF +	4.50%	(f)	8.14%				05/2033	$84	$83	—%	$83
Advanced Cooling Technologies, Inc.	One stop				N/A(6)				05/2033	—	—	—	—
API Holdings III, LLC*	One stop	SF +	5.50%	(g)	9.15%				06/2033	78	78	0.1	78
API Holdings III, LLC	One stop				N/A(6)				06/2033	—	—	—	—
API Holdings III, LLC	One stop				N/A(6)				06/2033	—	—	—	—
Signia Aerospace, LLC*(21)	Senior secured	SF +	2.75%	(f)(g)	6.48%				12/2031	1,477	1,487	0.7	1,480
Signia Aerospace, LLC*(21)	Senior secured				N/A(6)				12/2031	—	—	—	—
SMX Technologies*	Senior secured	SF +	4.50%	(f)	8.14%				02/2032	736	737	0.3	711
										2,375	2,385	1.1	2,352
Auto Components
RC Buyer, Inc.*(21)	Senior secured	SF +	3.25%	(f)	7.01%				07/2028	659	657	0.3	654

Automobiles
Bolt Purchaser, LLC*	One stop	SF +	4.75%	(g)	8.48%				06/2033	91	91	—	91
Bolt Purchaser, LLC	One stop				N/A(6)				06/2033	—	—	—	—
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(g)	8.96%				06/2030	29	28	—	28
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(a)(g)	8.97%				06/2030	23	22	—	22
CG Group Holdings, LLC*	One stop	SF +	5.50%	(h)	9.25%				01/2030	86	85	—	86
CG Group Holdings, LLC	One stop				N/A(6)				01/2030	—	—	—	—
Denali Midco 2, LLC	One stop				N/A(6)				12/2028	—	—	—	—
Denali Midco 2, LLC	One stop	SF +	5.50%	(f)	9.14%				12/2028	1,021	1,020	0.5	1,021
Denali Midco 2, LLC*	One stop	SF +	5.50%	(f)	9.14%				12/2028	5,875	5,875	2.8	5,875
Denali Midco 2, LLC	One stop				N/A(6)				12/2028	—	—	—	—
Denali Midco 2, LLC(20)	Second lien	N/A			13.00%	PIK			12/2029	762	762	0.4	754
National Express Wash Parent Holdco, LLC(5)	One stop				N/A(6)				07/2029	—	—	—	(3)
National Express Wash Parent Holdco, LLC*(20)	One stop	SF +	6.00%	(g)	6.48%	cash/	3.25%	PIK	07/2029	8,049	8,049	3.9	8,010
National Express Wash Parent Holdco, LLC(20)	One stop	SF +	6.00%	(g)	6.48%	cash/	3.25%	PIK	07/2029	14	14	—	14
Paint Intermediate III, LLC*(21)	Senior secured	SF +	3.00%	(g)	6.65%				10/2031	1,357	1,367	0.7	1,363
										17,307	17,313	8.3	17,261
Beverages
Financial Information Technologies, LLC(5)	One stop				N/A(6)				06/2030	—	—	—	(10)
Financial Information Technologies, LLC*	One stop	SF +	4.75%	(g)	8.48%				06/2030	7,712	7,712	3.7	7,635
										7,712	7,712	3.7	7,625
Building Products
BECO Holding Company, Inc.*	One stop	SF +	5.25%	(g)	9.13%				11/2028	3,750	3,750	1.8	3,741
BECO Holding Company, Inc.	One stop	SF +	5.25%	(f)	9.00%				11/2027	133	133	0.1	131
BECO Holding Company, Inc.	One stop	SF +	5.25%	(g)	9.13%				11/2028	28	28	—	28
BECO Holding Company, Inc.	One stop				N/A(6)				11/2028	—	—	—	—
										3,911	3,911	1.9	3,900
Capital Markets
Edelman Financial Center, LLC*(21)	Senior secured	SF +	4.00%	(f)	7.64%				11/2031	2,176	2,165	1.1	2,184

Chemicals
Innophos Holdings, Inc.*(8)	Senior secured	SF +	4.25%	(f)	8.01%				03/2029	805	790	0.4	770

Commercial Services & Supplies
BradyPLUS Holdings*(21)	Senior secured	SF +	3.50%	(f)	7.14%				12/2032	994	987	0.5	984
CI (Quercus) Intermediate Holdings, LLC*	One stop	SF +	5.00%	(g)	8.73%				06/2031	4,224	4,224	2.0	4,188
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	8.73%				06/2031	$37	$37	—%	$34
Dispatch Acquisition Holdings, LLC*	One stop	SF +	4.75%	(g)	8.48%				11/2032	279	278	0.1	278
Dispatch Acquisition Holdings, LLC(5)	One stop				N/A(6)				11/2032	—	—	—	(1)
Gateway Services, Inc.(8)(9)(11)	One stop				N/A(6)				09/2028	—	—	—	—
Gateway Services, Inc.*(8)(9)(11)	One stop	CA +	4.75%	(i)	7.04%				09/2028	11	11	—	11
Gateway Services, Inc.(8)(11)	One stop	SF +	4.75%	(g)	8.48%				09/2028	97	94	0.1	97
Gateway Services, Inc.(5)(8)(11)	One stop				N/A(6)				09/2028	—	(3)	—	—
Gateway Services, Inc.*(8)(11)	One stop	SF +	4.75%	(g)	8.48%				09/2028	1,120	1,120	0.6	1,120
Gateway Services, Inc.(8)(11)	One stop	SF +	4.75%	(g)	8.48%				09/2028	7,487	7,420	3.6	7,487
Gateway Services, Inc.(8)(11)	One stop	SF +	4.75%	(g)	8.48%				09/2028	1,695	1,680	0.8	1,695
Gateway Services, Inc.(8)(11)	One stop	SF +	4.75%	(g)	8.48%				09/2028	385	381	0.2	385
Kleinfelder Intermediate, LLC	One stop				N/A(6)				09/2030	—	—	—	—
OMNIA Partners, LLC*(21)	Senior secured	SF +	2.75%	(g)	6.42%				12/2032	1,750	1,760	0.9	1,755
PT Intermediate Holdings III, LLC*(20)	One stop	SF +	4.75%	(g)	8.48%				04/2030	8,174	8,174	3.9	8,159
Radwell Parent, LLC*	One stop	SF +	4.75%	(g)	8.48%				04/2030	3,638	3,630	1.7	3,593
Radwell Parent, LLC*	One stop	SF +	4.75%	(g)	8.48%				04/2030	1,990	1,986	1.0	1,966
Radwell Parent, LLC*	One stop	SF +	4.75%	(g)	8.48%				04/2030	463	462	0.2	457
Radwell Parent, LLC	One stop	SF +	4.75%	(g)	8.48%				04/2030	151	126	—	86
Radwell Parent, LLC	One stop	SF +	4.75%	(g)	8.48%				04/2030	25	25	—	24
										32,520	32,392	15.6	32,318
Construction & Engineering
Chariot Buyer, LLC*(21)	Senior secured	SF +	3.00%	(f)	6.64%				09/2032	1,322	1,327	0.6	1,324
EagleView Technology Corporation*(20)(21)	Senior secured	SF +	7.50%	(g)	10.23%	cash/	1.00%	PIK	08/2028	668	648	0.3	637
										1,990	1,975	0.9	1,961
Construction Materials
Star Holding, LLC*(8)(21)	Senior secured	SF +	4.50%	(f)	8.14%				07/2031	1,321	1,302	0.6	1,323

Consumer Finance
Ascensus Group Holdings*(21)	Senior secured	SF +	3.00%	(f)	6.64%				11/2032	2,101	2,102	1.0	2,056

Containers & Packaging
AOT Packaging Products Acquisitionco, LLC *(21)	Senior secured	SF +	3.25%	(f)	6.89%				03/2031	661	643	0.3	620
Berlin Packaging, LLC*(21)	Senior secured	SF +	3.25%	(g)	6.97%				06/2031	661	664	0.3	659
Chase Intermediate*	One stop	SF +	4.75%	(g)	8.41%				10/2028	7,947	7,947	3.8	7,787
Chase Intermediate	One stop	SF +	4.75%	(g)	8.45%				10/2028	293	293	0.1	277
Chase Intermediate	One stop				N/A(6)				10/2028	—	—	—	—
Packaging Coordinators Midco, Inc.*	One stop	SF +	5.00%	(g)	8.66%				07/2032	5,228	5,228	2.5	5,129
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(14)
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(39)
Packaging Coordinators Midco, Inc.	One stop	SF +	5.00%	(g)	8.66%				07/2032	120	120	0.1	118
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(6)
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(6)
Packaging Coordinators Midco, Inc.(9)	One stop	SN +	5.00%	(e)	8.73%				07/2032	1	1	—	1
Technimark, LLC*	Senior secured	SF +	3.25%	(f)	6.89%				04/2031	1,104	1,104	0.5	1,061
WP Deluxe Merger Sub*(21)	Senior secured	SF +	3.25%	(g)	6.98%				11/2032	639	642	0.3	643
										16,654	16,642	7.9	16,230
Diversified Consumer Services
Entomo Brands Acquisitions, Inc.*	Senior secured	SF +	5.25%	(g)	8.98%				07/2029	42	41	—	41
Entomo Brands Acquisitions, Inc.	One stop				N/A(6)				07/2029	—	—	—	—
PADI Holdco, Inc.	One stop	SF +	5.00%	(g)	8.82%				01/2029	204	204	0.1	204
PADI Holdco, Inc.*(9)	One stop	E +	5.00%	(c)	7.23%				01/2029	1,490	1,532	0.7	1,490
PADI Holdco, Inc.*	One stop	SF +	5.00%	(g)	8.82%				01/2029	2,377	2,377	1.2	2,377
PADI Holdco, Inc.*(9)	One stop	A +	5.50%	(d)	10.00%				01/2029	448	432	0.2	448
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Project Alpha Intermediate Holdings, Inc.*(21)	Senior secured	SF +	3.25%	(g)	6.98%				10/2030	$1,321	$1,321	0.5%	$965
										5,882	5,907	2.7	5,525
Diversified Financial Services
BCPE Pequod Buyer*(21)	Senior secured	SF +	2.75%	(f)	6.39%				11/2031	2,063	2,073	1.0	2,010
Finastra*(8)(10)(21)	Senior secured	SF +	4.00%	(h)	7.75%				09/2032	738	725	0.3	682
First Eagle Investment Management*(21)	Senior secured	SF +	3.50%	(g)	7.23%				08/2032	1,129	1,130	0.6	1,130
First Eagle Investment Management*(21)	Senior secured				N/A(6)				08/2032	—	—	—	—
Focus Financial Partners, LLC*(21)	Senior secured	SF +	2.50%	(f)	6.14%				09/2031	537	536	0.3	525
GTCR Everest Borrower, LLC*(21)	Senior secured	SF +	2.50%	(g)	6.23%				09/2031	1,322	1,329	0.6	1,318
Orion Advisor Solutions*(21)	Senior secured	SF +	2.75%	(g)	6.41%				09/2030	1,690	1,705	0.8	1,677
OSTTRA Group, Ltd.*(8)(10)(21)	Senior secured	SF +	3.50%	(g)	7.17%				10/2032	1,325	1,332	0.6	1,327
Zebra Buyer, LLC*(21)	Senior secured	SF +	3.00%	(g)	6.75%				11/2030	1,321	1,330	0.6	1,326
										10,125	10,160	4.8	9,995
Electric Utilities
Resilience Parent, LLC*(21)	Senior secured	SF +	2.50%	(h)	6.35%				02/2033	385	384	0.2	385

Food & Staples Retailing
Eagle Parent Corp.*(21)	Senior secured	SF +	4.25%	(g)	7.98%				04/2029	661	664	0.3	666
PDI TA Holdings, Inc.	One stop	SF +	5.50%	(g)	9.17%				02/2031	345	345	0.2	331
PDI TA Holdings, Inc.*(20)	One stop	SF +	6.00%	(g)	7.16%	cash/	2.50%	PIK	02/2031	4,156	4,156	1.9	3,990
										5,162	5,165	2.4	4,987
Food Products
Aspire Bakeries Holdings, LLC*	Senior secured	SF +	3.00%	(f)	6.64%				12/2030	1,325	1,334	0.7	1,334
MIC GLEN, LLC*(21)	Senior secured	SF +	3.25%	(f)	6.89%				07/2028	1,321	1,331	0.6	1,325
PFI Lower MidCo, LLC*(21)	Senior secured	SF +	4.00%	(f)	7.64%				12/2032	1,321	1,334	0.6	1,332
										3,967	3,999	1.9	3,991
Healthcare Equipment & Supplies
CCSL Holdings, LLC	One stop	SF +	5.75%	(f)	9.39%				12/2028	727	727	0.4	727
CCSL Holdings, LLC*	One stop	SF +	5.75%	(f)	9.39%				12/2028	5,821	5,821	2.8	5,818
CCSL Holdings, LLC*(9)	One stop	SN +	5.75%	(e)	9.48%				12/2028	696	708	0.3	696
CCSL Holdings, LLC*(9)	One stop	E +	5.75%	(b)	7.93%				12/2028	1,320	1,357	0.6	1,319
Centegix Intermediate II, LLC(20)	One stop	SF +	6.00%	(g)	6.39%	cash/	3.25%	PIK	08/2032	239	238	0.1	238
Centegix Intermediate II, LLC(5)	One stop				N/A(6)				08/2032	—	(6)	—	(6)
CMI Parent Inc.(5)	One stop				N/A(6)				01/2033	—	(2)	—	(3)
CMI Parent Inc.*	One stop	SF +	4.50%	(g)	8.23%				01/2033	6,714	6,698	3.2	6,682
CMI Parent Inc.(5)	One stop				N/A(6)				01/2033	—	(5)	—	(10)
Confluent Medical Technologies, Inc.*(21)	Senior secured	SF +	3.00%	(g)	6.73%				02/2029	1,322	1,331	0.7	1,330
NSM Top Holdings Corp.*	Senior secured	SF +	4.25%	(g)	8.08%				05/2029	1,473	1,482	0.7	1,480
Precision Medicine Group, LLC*(21)	Senior secured	SF +	3.50%	(g)	7.16%				08/2032	1,321	1,331	0.6	1,317
Resonetics, LLC*(21)	Senior secured	SF +	2.75%	(g)	6.42%				06/2031	1,982	1,989	1.0	1,982
										21,615	21,669	10.4	21,570
Healthcare Providers & Services
Acuity Eyecare Holdings, LLC	One stop	SF +	5.75%	(a)(g)	9.59%				03/2027	5,391	5,337	2.6	5,364
AVG Intermediate Holdings, LLC	One stop	SF +	6.00%	(g)	9.76%				05/2028	506	503	0.2	503
Datix Bidco Limited and RL Datix Holdings, Inc.*(8)(9)(10)	One stop	SN +	5.00%	(e)	8.73%				04/2031	2,720	2,764	1.3	2,680
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)				04/2031	—	—	—	(15)
Datix Bidco Limited and RL Datix Holdings, Inc.*(8)(10)	One stop	SF +	5.00%	(h)	8.73%				04/2031	4,319	4,319	2.1	4,254
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)				10/2030	—	—	—	(12)
Hanger, Inc.*(21)	Senior secured	SF +	3.50%	(f)	7.14%				10/2031	1,170	1,177	0.6	1,176
Hanger, Inc.*(21)	Senior secured	SF +	3.50%	(f)	7.14%				10/2031	107	108	0.1	108
HP TLE Buyer, Inc.*	One stop	SF +	4.75%	(g)	8.48%				07/2032	100	100	—	100
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Krueger-Gilbert Health Physics, LLC*	One stop	SF +	5.00%	(g)	8.73%				11/2026	$100	$100	—%	$100
Mamba Purchaser, Inc.*(21)	Senior secured	SF +	2.75%	(f)	6.40%				10/2031	1,473	1,481	0.7	1,476
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(g)	9.40%				08/2029	220	214	0.1	207
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(g)	9.42%				08/2029	7,759	7,692	3.7	7,604
PPV Intermediate Holdings, LLC(20)	One stop	N/A			13.75%	PIK			08/2030	446	434	0.2	425
PPV Intermediate Holdings, LLC	One stop				N/A(6)				08/2029	—	—	—	—
Premise Health Holding Corp.*	One stop	SF +	4.75%	(g)	8.48%				11/2032	546	541	0.3	541
Signature MD, Inc.(5)	One stop				N/A(6)				02/2032	—	(1)	—	—
Signature MD, Inc.(5)	One stop				N/A(6)				02/2032	—	(6)	—	9
Signature MD, Inc.*	One stop	SF +	4.50%	(f)	8.14%				02/2032	2,541	2,529	1.2	2,557
										27,398	27,292	13.1	27,077
Healthcare Technology
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				02/2033	—	(7)	—	—
GHX Ultimate Parent Corporation*(20)	One stop	SF +	5.00%	(g)	6.23%	cash/	2.50%	PIK	02/2033	6,780	6,764	3.3	6,780
Imprivata, Inc.*(21)	Senior secured	SF +	3.00%	(g)	6.73%				12/2027	1,261	1,266	0.6	1,263
Mediware Information Systems, Inc.*(21)	Senior secured	SF +	2.75%	(f)	6.51%				03/2028	1,321	1,325	0.6	1,321
Netsmart Technologies, Inc.*(20)	One stop	SF +	5.20%	(f)	6.14%	cash/	2.70%	PIK	08/2031	7,082	7,082	3.3	6,904
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	—	—	(19)
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	—	—	(23)
										16,444	16,430	7.8	16,226
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*	One stop	SF +	5.00%	(g)	8.73%				08/2027	7,695	7,695	3.7	7,695
BJH Holdings III Corp.	One stop	SF +	5.00%	(g)	8.73%				08/2027	717	717	0.3	717
CB Sports Holdings Bidco, LLC*	One stop	SF +	4.63%	(g)	8.27%				12/2032	23	23	—	23
CB Sports Holdings Bidco, LLC	One stop	SF +	4.63%	(g)	8.36%				12/2032	2	2	—	2
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
Fertitta Entertainment, LLC*(21)	Senior secured	SF +	3.25%	(f)	6.89%				01/2029	429	430	0.2	429
QSR Acquisition Co.*	One stop	SF +	4.25%	(f)	7.89%				06/2032	6,699	6,699	3.2	6,532
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	—	—	(15)
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	—	—	(38)
Saguaro Buyer, LLC*	One stop	SF +	4.50%	(g)	8.23%				07/2032	1,850	1,850	0.9	1,850
Saguaro Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC*	One stop	SF +	4.50%	(g)	8.23%				07/2032	2,447	2,447	1.2	2,447
SDC Holdco, LLC*	One stop	SF +	4.38%	(f)	8.02%				07/2032	548	545	0.3	545
Tacala, LLC*(21)	Senior secured	SF +	3.00%	(f)	6.64%				01/2031	1,321	1,332	0.6	1,324
										21,731	21,740	10.4	21,511
Household Durables
Groundworks, LLC*(21)	Senior secured	SF +	3.00%	(f)	6.65%				03/2031	1,843	1,852	0.9	1,838

Industrial Conglomerates
Anova Buyer, Inc.*	One stop	SF +	4.75%	(h)	8.49%				01/2033	5,596	5,570	2.7	5,570
Anova Buyer, Inc.	One stop	SF +	4.75%	(g)	8.48%				01/2033	211	198	0.1	198
Anova Buyer, Inc.	One stop	SF +	4.75%	(g)	8.49%				01/2033	109	104	0.1	104
										5,916	5,872	2.9	5,872
Insurance
Acrisure, LLC*(21)	Senior secured	SF +	3.25%	(f)	6.89%				06/2032	1,472	1,477	0.6	1,335
Alera Group, Inc.*(21)	Senior secured	SF +	2.75%	(f)	6.39%				05/2032	1,983	1,997	0.9	1,889
Captive Resources Midco, LLC	One stop				N/A(6)				07/2028	—	—	—	—
Captive Resources Midco, LLC*	One stop	SF +	4.50%	(g)	8.23%				07/2029	8,109	8,109	3.9	8,109
Disco Parent*(21)	Senior secured	SF +	3.00%	(g)	6.67%				07/2032	2,301	2,299	1.1	2,253
Doxa Insurance Holdings, LLC(5)	One stop				N/A(6)				12/2030	—	(1)	—	(1)
Galway Borrower LLC*	One stop	SF +	4.50%	(g)	8.23%				09/2028	1,066	1,062	0.5	1,057
Galway Borrower LLC	One stop	SF +	4.50%	(g)	8.24%				09/2028	34	34	—	32
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Galway Borrower LLC	One stop	SF +	4.50%	(g)	8.23%				09/2028	$39	$39	—%	$38
Galway Borrower LLC(5)	One stop				N/A(6)				09/2028	—	(1)	—	(1)
Galway Borrower LLC*	One stop	SF +	4.50%	(g)	8.23%				09/2028	55	55	—	55
J.S. Held Holdings, LLC(5)	One stop				N/A(6)				06/2028	—	—	—	(2)
J.S. Held Holdings, LLC*	One stop	SF +	4.75%	(g)	8.63%				06/2028	6,124	6,118	3.0	6,089
J.S. Held Holdings, LLC	One stop	SF +	4.75%	(g)	8.63%				06/2028	5	5	—	5
OneDigital Borrower, LLC*(21)	Senior secured	SF +	3.00%	(f)	6.64%				07/2031	1,841	1,849	0.9	1,788
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(2)	—	(7)
Pareto Health Intermediate Holdings, Inc.*	One stop	SF +	5.00%	(g)	8.73%				06/2030	8,144	8,141	3.9	8,066
Pareto Health Intermediate Holdings, Inc.*	One stop	SF +	5.00%	(g)	8.73%				06/2030	2,455	2,431	1.2	2,431
People Corporation(5)(8)(9)(11)	One stop				N/A(6)				02/2031	—	(3)	—	—
People Corporation*(8)(9)(11)	One stop	CA +	5.00%	(i)	7.62%				02/2031	6,892	7,100	3.3	6,910
People Corporation(8)(9)(11)	One stop	CA +	5.00%	(i)	7.62%				02/2031	922	945	0.5	925
People Corporation(5)(8)(9)(11)	One stop				N/A(6)				02/2031	—	(6)	—	4
										41,442	41,648	19.8	40,975
IT Services
Delinea Inc.*	One stop	SF +	4.25%	(g)	7.98%				03/2030	2,840	2,833	1.4	2,811
Delinea Inc.(5)	One stop				N/A(6)				03/2030	—	(1)	—	(5)
KnowBe4*	Senior secured	SF +	3.75%	(g)	7.41%				07/2032	1,321	1,326	0.5	1,037
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	—	—	(3)
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	—	—	(1)
ReliaQuest Holdings, LLC*(20)	One stop	SF +	5.76%	(g)	6.29%	cash/	3.13%	PIK	04/2031	7,996	7,996	3.8	7,956
UKG, Inc.*(21)	Senior secured	SF +	2.25%	(g)	5.91%				02/2031	1,982	1,987	0.9	1,871
										14,139	14,141	6.6	13,666
Leisure Products
Atlas Bidco Pty Ltd*(8)(9)(12)	One stop	A +	5.00%	(d)	9.51%				06/2033	44	44	—	43
Atlas Bidco Pty Ltd(8)(9)(12)	One stop				N/A(6)				06/2033	—	—	—	—
Atlas Bidco Pty Ltd(8)(9)(12)	One stop				N/A(6)				06/2033	—	—	—	—
Oak-Eagle AcquireCo*(21)	Senior secured	SF +	3.50%	(g)	7.25%				03/2033	600	591	0.3	602
										644	635	0.3	645
Life Sciences Tools & Services
Cascade Acquiror, Inc.*	One stop	SF +	5.00%	(g)	8.65%				05/2033	90	90	—	89
Cascade Acquiror, Inc.	One stop				N/A(6)				05/2033	—	—	—	—
PAS Parent Inc.	One stop				N/A(6)				08/2031	—	—	—	—
PAS Parent Inc.*	One stop	SF +	4.50%	(f)	8.14%				08/2032	3,703	3,703	1.8	3,713
PAS Parent Inc.	One stop				N/A(6)				08/2032	—	—	—	1
										3,793	3,793	1.8	3,803
Machinery
East Range Partners Intermediate 2, LLC	One stop	SF +	5.00%	(h)	8.64%				05/2032	40	40	—	40
East Range Partners Intermediate 2, LLC	One stop	SF +	5.00%	(h)	8.73%				05/2032	4	4	—	4
East Range Partners Intermediate 2, LLC	One stop	P +	4.00%	(a)	10.75%				05/2032	2	2	—	2
East Range Partners Intermediate 2, LLC	One stop				N/A(6)				05/2032	—	—	—	—
Wireco Worldgroup, Inc.*	Senior secured	SF +	3.75%	(g)	7.41%				11/2028	661	663	0.3	660
										707	709	0.3	706
Marine
Project Nike Purchaser, LLC(5)	One stop				N/A(6)				04/2029	—	(4)	—	(15)
Project Nike Purchaser, LLC*	One stop	SF +	5.00%	(g)	8.73%				04/2029	8,289	8,219	3.9	8,041
										8,289	8,215	3.9	8,026
Media
Ascend Learning, LLC*(21)	Senior secured	SF +	3.00%	(f)	6.64%				12/2028	1,690	1,699	0.8	1,651

Oil, Gas & Consumable Fuels
Edition Holdings, Inc.*	One stop	SF +	4.50%	(f)	8.14%				12/2032	11,500	11,389	5.5	11,443

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal Products
Knowlton Development Corporation, Inc.*(8)(11)(21)	Senior secured	SF +	3.50%	(f)	7.14%				08/2028	$769	$758	0.4%	$770

Pharmaceuticals
ACP Ulysses Buyer, Inc.*	One stop	SF +	5.00%	(g)	8.73%				02/2030	100	99	—	99

Professional Services
Avalara, Inc.*(21)	Senior secured	SF +	2.50%	(g)	6.23%				03/2032	1,322	1,331	0.6	1,269
Citrin Cooperman Advisors, LLC*(21)	Senior secured	SF +	3.00%	(g)	6.73%				03/2032	1,322	1,330	0.6	1,288
Dawn Bidco, LLC*(21)	Senior secured	SF +	3.00%	(g)	6.66%				02/2033	664	663	0.3	608
Denali Intermediate Holdings, Inc.	One stop	SF +	5.50%	(f)	9.12%				08/2032	145	145	0.1	138
Denali Intermediate Holdings, Inc.*	One stop	SF +	5.50%	(f)	9.15%				08/2032	8,005	8,005	3.8	7,933
DISA Holdings Corp.	Senior secured	SF +	5.00%	(g)	8.67%				09/2028	48	47	—	47
Geosyntec Consultants, Inc.*(21)	Senior secured	SF +	3.00%	(f)	6.64%				07/2031	1,151	1,156	0.6	1,153
Grant Thornton Advisors, LLC*(21)	Senior secured	SF +	2.75%	(f)	6.39%				06/2031	1,841	1,845	0.9	1,756
Outcomes Group Holdings, Inc.*(21)	Senior secured	SF +	3.00%	(f)	6.64%				05/2031	1,321	1,330	0.6	1,327
Teaching Company, The*	Senior secured	SF +	5.50%	(g)	9.17%				02/2031	430	424	0.2	424
Teaching Company, The(5)	Senior secured				N/A(6)				02/2031	—	(1)	—	(1)
										16,249	16,275	7.7	15,942
Real Estate Management & Development
Inhabit IQ Inc.(5)	One stop				N/A(6)				01/2032	—	—	—	(11)
Inhabit IQ Inc.*	One stop	SF +	4.50%	(f)	8.14%				01/2032	3,201	3,201	1.5	3,137
Inhabit IQ Inc.(5)	One stop				N/A(6)				01/2032	—	—	—	(18)
MRI Software, LLC	One stop	SF +	4.75%	(g)	8.48%				02/2028	209	209	0.1	204
MRI Software, LLC*	One stop	SF +	4.75%	(g)	8.48%				02/2028	7,771	7,771	3.7	7,732
MRI Software, LLC*	One stop	SF +	4.75%	(g)	8.48%				02/2028	181	181	0.1	180
										11,362	11,362	5.4	11,224
Road & Rail
Kenan Advantage Group, Inc.*(21)	Senior secured	SF +	3.25%	(f)	6.89%				01/2029	2,133	2,129	1.0	2,140
VRS Buyer, Inc.*	Senior secured	SF +	3.50%	(g)	7.23%				10/2032	1,378	1,384	0.7	1,368
VRS Buyer, Inc.*(5)	Senior secured				N/A(6)				10/2032	—	—	—	(1)
										3,511	3,513	1.7	3,507
Software
Appfire Technologies, LLC(5)	One stop				N/A(6)				03/2028	—	(4)	—	(13)
Appfire Technologies, LLC*	One stop	SF +	4.75%	(g)	8.48%				03/2028	7,878	7,817	3.7	7,681
Bayshore Intermediate #2, L.P.	One stop	SF +	5.00%	(g)	8.68%				10/2027	427	427	0.2	418
Bayshore Intermediate #2, L.P.*(20)	One stop	SF +	5.50%	(g)	6.17%	cash/	3.00%	PIK	10/2028	7,524	7,524	3.6	7,411
Blinqx B.V.(5)(8)(9)(13)	One stop				N/A(6)				11/2029	—	(6)	—	(9)
Bottomline Technologies, Inc.*	One stop	SF +	4.50%	(g)	8.23%				05/2029	3,513	3,513	1.7	3,496
Clearwater Analytics Holdings, Inc.*	One stop	SF +	4.50%	(g)	8.23%				06/2033	5,759	5,731	2.8	5,730
Clearwater Analytics Holdings, Inc.(5)	One stop				N/A(6)				06/2033	—	(3)	—	(3)
Clearwater Analytics Holdings, Inc.(5)	One stop				N/A(6)				06/2033	—	(3)	—	(5)
ConnectWise, LLC*(21)	Senior secured	SF +	3.50%	(g)	7.49%				10/2028	661	654	0.3	610
Cyberswift*(8)(13)	Senior secured	SF +	3.75%	(g)	7.43%				10/2032	663	664	0.3	662
Diligent Corporation	One stop	SF +	8.42%	(g)	12.09%				08/2030	993	993	0.5	968
Diligent Corporation	One stop	SF +	5.00%	(g)	8.65%				08/2030	293	293	0.1	275
Diligent Corporation*	One stop	SF +	5.00%	(g)	8.67%				08/2030	5,651	5,651	2.7	5,510
ECI Macola/Max Holding, LLC*(8)(21)	Senior secured	SF +	2.75%	(g)	6.48%				05/2030	1,322	1,331	0.6	1,260
Epicor Software Corporation*(21)	Senior secured	SF +	2.75%	(f)	6.39%				05/2031	1,841	1,851	0.9	1,763
GS Acquisitionco, Inc.	One stop	SF +	5.25%	(g)	8.98%				05/2028	400	397	0.2	377
GS Acquisitionco, Inc.*	One stop	SF +	5.25%	(g)	8.98%				05/2028	7,713	7,651	3.5	7,269
GS Acquisitionco, Inc.	One stop	SF +	5.25%	(g)	8.98%				05/2028	37	37	—	35
Hyland Software, Inc.*	One stop	SF +	4.75%	(f)	8.39%				09/2030	5,498	5,498	2.6	5,361
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	—	—	(9)
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Instructure Holdings, Inc.*(21)	Senior secured	SF +	2.75%	(g)	6.45%				11/2031	$1,690	$1,697	0.8%	$1,585
iSolved, Inc.*(21)	Senior secured	SF +	2.75%	(f)	6.39%				10/2030	1,804	1,804	0.8	1,699
Javelin Buyer, Inc.*(21)	Senior secured	SF +	2.75%	(g)	6.41%				12/2031	1,322	1,330	0.6	1,244
Jawbreaker Parent, Inc.*	One stop	SF +	4.75%	(g)	8.48%				01/2033	6,888	6,857	3.3	6,820
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	(4)	—	(9)
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	(4)	—	(9)
Lumen Bidco 1 Limited*(8)(9)(10)	One stop	E +	4.50%	(c)	6.81%				06/2033	82	81	—	81
Lumen Bidco 1 Limited(8)(9)(10)	One stop				N/A(6)				06/2033	—	—	—	—
Lumen Bidco 1 Limited(8)(9)(10)	One stop				N/A(6)				06/2033	—	—	—	—
Modena Buyer, LLC*(21)	Senior secured	SF +	4.25%	(g)	7.91%				07/2031	1,397	1,394	0.6	1,294
Obelix Parent, Inc.*	One stop	SF +	5.00%	(g)	8.73%				02/2033	3,649	3,632	1.8	3,649
Obelix Parent, Inc.(5)	One stop				N/A(6)				02/2033	—	(3)	—	—
Onward Acquireco, Inc.*(20)	One stop	SF +	5.05%	(f)	6.01%	cash/	2.68%	PIK	04/2033	4,983	4,948	2.4	4,958
Onward Acquireco, Inc.(5)	One stop				N/A(6)				04/2033	—	(6)	—	(4)
Onward Acquireco, Inc.(5)	One stop				N/A(6)				04/2033	—	(8)	—	(11)
Pineapple German Bidco GMBH*(8)(9)(15)(20)	One stop	E +	5.25%	(c)	7.38%				01/2031	6,286	6,463	2.9	6,097
Pineapple German Bidco GMBH(8)(9)(15)(20)	One stop	E +	5.25%	(c)	7.37%				01/2031	210	216	0.1	188
Pineapple German Bidco GMBH(8)(15)(20)	One stop	SF +	5.25%	(g)	8.91%				01/2031	706	706	0.3	685
Pineapple German Bidco GMBH(5)(8)(9)(15)	One stop				N/A(6)				01/2031	—	—	—	(30)
PING Identity Holding Corp.*(21)	Senior secured	SF +	2.75%	(f)	6.38%				11/2032	1,325	1,332	0.6	1,293
Proofpoint, Inc.*(21)	Senior secured	SF +	3.00%	(g)	6.73%				08/2028	1,334	1,342	0.6	1,290
Relativity Intermediate Holdco, LLC*	Senior secured	SF +	2.75%	(f)	6.39%				01/2033	2,220	2,228	1.0	2,173
Riskonnect Parent, LLC	One stop	SF +	4.75%	(g)	8.47%				12/2028	127	127	0.1	114
Riskonnect Parent, LLC*	One stop	SF +	4.75%	(g)	8.49%				12/2028	7,307	7,307	3.5	7,197
Sapphire Bidco Oy*(8)(9)(14)	One stop	E +	4.75%	(c)	6.95%				07/2029	1,159	1,192	0.5	1,136
Spartan Buyer Acquisition Co.*(20)	One stop	SF +	7.50%	(g)	10.24%	cash/	1.00%	PIK	06/2028	100	98	—	99
Striim, Inc.(20)	One stop	N/A			14.00%	PIK			03/2031	677	655	0.3	674
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(f)	8.89%				05/2031	65	65	—	63
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(f)	8.89%				05/2031	101	101	—	98
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(f)	8.89%				05/2031	54	54	—	39
Togetherwork Holdings, LLC*	One stop	SF +	5.25%	(f)	8.89%				05/2031	4,032	4,032	1.9	3,911
Trintech, Inc.*	One stop	SF +	4.75%	(f)	8.39%				01/2033	2,698	2,673	1.3	2,590
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(2)	—	(18)
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(3)	—	(13)
Viper Bidco, Inc.*(9)	One stop	SN +	4.50%	(e)	8.23%				11/2031	2,107	2,146	1.0	2,075
Viper Bidco, Inc.*	One stop	SF +	4.50%	(g)	8.23%				11/2031	4,234	4,243	2.0	4,170
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	—	—	(6)
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	—	—	(51)
										106,730	106,709	50.1	103,858
Specialty Retail
Ashco, LLC*(21)	Senior secured	SF +	3.25%	(f)	6.89%				01/2032	1,990	2,001	1.0	1,999
Med Parentco, LP*(21)	Senior secured	SF +	3.00%	(f)	6.64%				04/2031	1,321	1,327	0.6	1,324
										3,311	3,328	1.6	3,323

Water Utilities
S.J. Electro Systems, LLC	Senior secured	SF +	4.75%	(g)	8.56%				06/2028	59	54	—	54
S.J. Electro Systems, LLC	Senior secured	SF +	4.75%	(f)	8.49%				06/2028	194	193	0.1	193
S.J. Electro Systems, LLC*	Senior secured	SF +	4.75%	(g)	8.56%				06/2028	6,549	6,523	3.2	6,523
S.J. Electro Systems, LLC(5)	Senior secured				N/A(6)				06/2028	—	(4)	—	(4)
										6,802	6,766	3.3	6,766

Total debt investments										441,037	440,855	209.5	434,015

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(17)(18)
Automobiles
Bolt Purchaser, LLC	LP interest	N/A	N/A		06/2026	N/A	15	$15	—%	$15
CG Group Holdings, LLC	LP interest	N/A	N/A		06/2026	N/A	—	15	—	15
MOP GM Holding, LLC	Preferred stock	N/A	N/A		04/2026	N/A	—	2	—	2
National Express Wash Parent Holdco, LLC	LP interest	N/A	N/A		07/2022	N/A	1	107	0.1	130
POY Holdings, LLC	LLC interest	N/A	N/A		05/2026	N/A	4	4	—	5
								143	0.1	167
Building Products
BECO Holding Company, Inc.(19)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	1	89	—	87
BECO Holding Company, Inc.	LP interest	N/A	N/A		11/2021	N/A	1	100	0.1	86
								189	0.1	173
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		10/2021	N/A	67	89	—	93
PT Intermediate Holdings III, LLC	LLC interest	N/A	N/A		12/2021	N/A	1	149	0.1	170
								238	0.1	263
Containers & Packaging
Chase Intermediate	LP interest	N/A	N/A		04/2022	N/A	34	52	—	43

Diversified Consumer Services
PADI Holdco, Inc.	LLC interest	N/A	N/A		07/2017	N/A	—	85	—	87
SCP CDH Buyer, Inc.	Preferred stock	N/A	N/A		12/2025	N/A	—	5	—	6
SCP CDH Buyer, Inc.	Common stock	N/A	N/A		12/2025	N/A	—	—	—	1
								90	—	94
Food & Staples Retailing
PDI TA Holdings, Inc.	Preferred stock	N/A	N/A		02/2023	N/A	4	185	0.1	168

Healthcare Equipment & Supplies
CCSL Holdings, LLC	LP interest	N/A	N/A		12/2020	N/A	—	119	0.1	136
Centegix Intermediate II, LLC	LLC interest	N/A	N/A		08/2025	N/A	7	7	—	7
								126	0.1	143
Healthcare Providers & Services
Signature MD, Inc.	Common stock	N/A	N/A		02/2026	N/A	—	46	—	50

Hotels, Restaurants & Leisure
Saguaro Buyer, LLC	Common stock	N/A	N/A		07/2025	N/A	—	51	—	59

Industrial Conglomerates
Anova Buyer, Inc.	Common stock	N/A	N/A		01/2026	N/A	—	126	0.1	136

Life Sciences Tools & Services
PAS Parent Inc.	LP interest	N/A	N/A		12/2021	N/A	1	150	0.1	167
PAS Parent Inc.	LP interest	N/A	N/A		03/2023	N/A	—	26	—	29
								176	0.1	196
Machinery
East Range Partners Intermediate 2, LLC	LLC interest	N/A	N/A		05/2026	N/A	14	15	—	15

Real Estate Management & Development
Inhabit IQ Inc.	LLC interest	N/A	N/A		01/2018	N/A	—	23	—	8

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Bayshore Intermediate #2, L.P.	LP interest	N/A			N/A		10/2021	N/A	408	$501	0.2%	$429
Bridge Growth Partners Seasmoke, LP(8)(11)	LP interest	N/A			N/A		04/2026	N/A	9	921	0.5	908
Claroty, Ltd.(8)(16)	Preferred stock	N/A			N/A		01/2026	N/A	9	769	0.4	803
Clearwater Analytics Holdings, Inc.	LP interest	N/A			N/A		06/2026	N/A	303	303	0.2	303
Diligent Corporation	Preferred stock	N/A			N/A		04/2016	N/A	17	37	—	24
Diligent Corporation(19)	Preferred stock	N/A			10.50%	Non-Cash	04/2021	N/A	—	407	0.2	405
GS Acquisitionco, Inc.(7)(19)	Preferred stock	N/A			11.00%	Non-Cash	04/2021	N/A	—	451	0.2	372
GS Acquisitionco, Inc.	LP interest	N/A			N/A		09/2021	N/A	—	—	—	—
GS Acquisitionco, Inc.(7)(19)	Preferred stock	N/A			11.00%	Non-Cash	11/2021	N/A	—	17	—	14
GS Acquisitionco, Inc.(7)(19)	Preferred stock	SF +	10.50%	(g)	14.23%	Non-Cash	08/2023	N/A	—	1	—	1
Riskonnect Parent, LLC	LP interest	N/A			N/A		11/2021	N/A	118	120	—	78
Riskonnect Parent, LLC(19)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	—	278	0.1	273
Riskonnect Parent, LLC(19)	Preferred stock	SF +	10.50%	(g)	14.09%	Non-Cash	07/2022	N/A	—	16	—	16
Riskonnect Parent, LLC(19)	Preferred stock	N/A			13.75%	Non-Cash	06/2024	N/A	—	1	—	1
Striim, Inc.	Warrant	N/A			N/A		03/2026	N/A	19	20	—	21
Togetherwork Holdings, LLC	LP interest	N/A			N/A		07/2024	N/A	13	59	—	55
										3,901	1.8	3,703
Specialty Retail
Cycle Gear, Inc.	LLC interest	N/A			N/A		06/2026	N/A	2	2	—	2
Cycle Gear, Inc.	Warrant	N/A			N/A		06/2026	N/A	—	—	—	—
										2	—	2

Total equity investments										5,363	2.5	5,220

Total investments										$446,218	212.0%	$439,235

Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					3.51%	(22)				$9,637	4.7%	$9,637
Total money market funds										9,637	4.7	9,637
Total investments and money market funds										$455,855	216.7%	$448,872
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund I
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the BANA Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (“AUD” or ”A”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2026. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2026, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2026, as the loan may have priced or repriced based on an index rate prior to June 30, 2026.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of June 30, 2026.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.20% as of June 30, 2026.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.32% as of June 30, 2026.
(d) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.46% as of June 30, 2026.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of June 30, 2026.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 3.65% as of June 30, 2026.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.73% as of June 30, 2026.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 3.85% as of June 30, 2026.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.29% as of June 30, 2026.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2026.
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
(6)The entire commitment was unfunded as of June 30, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of June 30, 2026, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2026, total non-qualifying assets at fair value represented 9.3% of the Company's total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2.
(10)The headquarters of this portfolio company is located in the United Kingdom.
(11)The headquarters of this portfolio company is located in Canada.
(12)The headquarters of this portfolio company is located in Australia.
(13)The headquarters of this portfolio company is located in the Netherlands.
(14)The headquarters of this portfolio company is located in Finland.
(15)The headquarters of this portfolio company is located in Germany.
(16)The headquarters of this portfolio company is located in Israel.
(17)Equity investments are non-income producing securities unless otherwise noted.
(18)Ownership of certain equity investments occurs through a holding company or partnership.
(19)The Company holds an equity investment that is income producing.
(20)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the period from December 31, 2025 (commencement of operations) to June 30, 2026.
(21)The fair value of this investment was valued using Level 2 inputs. See Note 6.
(22)The rate shown is the annualized seven-day yield as of June 30, 2026.

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

Derivative instruments: The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”) when accounting for derivative instruments.

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

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company received Loan Origination Fees that were capitalized of $272 and $919, respectively. For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, interest income included $71 and $111, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, investment income included $365 and $691, respectively, of PIK interest and the Company capitalized PIK interest of $343 and $650, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For both the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amount of $8,757 and $14,815, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company recognized PIK and non-cash dividend income of $22 and $57, respectively, which were capitalized into the cost basis of certain preferred equity investments. For both the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company did not receive any cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company did not recognize any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual status as of June 30, 2026.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of June 30, 2026, there was one preferred equity security on non-accrual status with a fair value of $387.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2026. The Company’s tax return for the 2025 tax year remains subject to examination by U.S. federal and most state tax authorities.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three months ended June 30, 2026, the Company did not incur U.S. income tax. For the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company recorded $12 of U.S. income tax.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2026, the Company had deferred debt issuance costs of $800. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026 was $34 and $62, respectively.

Deferred offering costs: Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company amortized $231 and $423, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of June 30, 2026, includes the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Recent accounting updates: In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU No. 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.

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

The base management fee incurred for the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026 was $630 and $1,209, respectively.

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

For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Income Incentive Fee incurred was $583 and $1,026, respectively.

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

For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company did not accrue a Capital Gain Incentive Fee. As of June 30, 2026, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. There can be no assurance that any such unrealized capital appreciation will be realized in the future. For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company did not accrue a capital gain incentive fee under GAAP. As of June 30, 2026, there was no cumulative accrual for the capital gain incentive fee under GAAP.

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

Included in “Accounts payable and other liabilities” is $121, as of June 30, 2026 for accrued allocated shared services under the Administration Agreement.

Each of the Investment Advisory Agreement and the Administration Agreement were approved by the Board, and both became effective on December 5, 2025 and will continue in effect for an initial term of two years. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Managing Dealer Agreement: The Company has entered into a managing dealer agreement (as amended, the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer will manage relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Common Shares (referred to as “participating brokers”), and financial advisors. No shareholder servicing and/or distribution fees will be paid with respect to the Company’s Common Shares. In addition, pursuant to the Managing Dealer Agreement, the Company will pay the Managing Dealer certain fees for its services as Managing Dealer, including a 1.75 basis point managing dealer fee that is payable quarterly in arrears on any new capital raised in the Offering. Such fees are borne indirectly by all shareholders of the Company. For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company incurred $13 and $26, respectively, of fees to the Managing Dealer, which are included in “Professional fees” on the Consolidated Statements of Operations.

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

As of June 30, 2026, $1,917 of unreimbursed Expense Support Payments receivable from the Investment Adviser were included in “Other assets” on the Consolidated Statement of Financial Condition. The following table presents a summary of Expense Support Payments and the related Reimbursement Payments since the Company’s commencement of operations.

	For the period from December 31, 2025 (commencement of operations) to June 30, 2026
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of period	$—	$—	$—
December 31, 2025	1,111	—	1,111
March 31, 2026	662	—	662
June 30, 2026	144	—	144
Total, end of period	$1,917	$—	$1,917

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator for both the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026 were $2,581. As of June 30, 2026, $1,973 of reimbursable expenses that were paid by the Administrator on behalf of the Company were included in “Accounts payable and other liabilities” on the Consolidated Statement of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of June 30, 2026, permits the Company to borrow a maximum of $100,000 and expires on December 23, 2028. Refer to Note 7 for discussion of the Adviser Revolver.

Note 4. Investments

Investments as of June 30, 2026 consisted of the following:

	As of June 30, 2026
	Principal	Amortized Cost	Fair Value
Senior secured	$101,877	$102,060	$99,507
One stop	338,398	338,033	333,754
Second lien	762	762	754
Equity	N/A	5,363	5,220
Total	$441,037	$446,218	$439,235

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

	As of June 30, 2026
Amortized Cost:
United States
Southeast	$104,669	23.4%
Midwest	81,692	18.3
Mid-Atlantic	79,816	17.9
Southwest	59,366	13.3
Northeast	43,278	9.7
West	37,710	8.4
Canada	20,418	4.6
United Kingdom	9,221	2.1
Germany	7,385	1.7
Finland	1,192	0.3
Israel	769	0.2
Netherlands	658	0.1
Australia	44	0.0 *
Total	$446,218	100.0%
Fair Value:
United States
Southeast	$102,548	23.3%
Midwest	80,772	18.4
Mid-Atlantic	78,483	17.9
Southwest	58,788	13.4
Northeast	42,482	9.7
West	37,278	8.5
Canada	20,312	4.6
United Kingdom	8,997	2.0
Germany	6,940	1.6
Finland	1,136	0.3
Israel	803	0.2
Netherlands	653	0.1
Australia	43	0.0 *
Total	$439,235	100.0%
*Represents an amount less than 0.1%.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2026 were as follows:

	As of June 30, 2026
Amortized Cost:
Aerospace & Defense	$2,385	0.5%
Auto Components	657	0.2
Automobiles	17,456	3.9
Beverages	7,712	1.7
Building Products	4,100	0.9
Capital Markets	2,165	0.5
Chemicals	790	0.2
Commercial Services & Supplies	32,630	7.3
Construction & Engineering	1,975	0.4
Construction Materials	1,302	0.3
Consumer Finance	2,102	0.5
Containers & Packaging	16,694	3.7
Diversified Consumer Services	5,997	1.3
Diversified Financial Services	10,160	2.3
Electric Utilities	384	0.1
Food & Staples Retailing	5,350	1.2
Food Products	3,999	0.9
Healthcare Equipment & Supplies	21,795	4.9
Healthcare Providers & Services	27,338	6.1
Healthcare Technology	16,430	3.7
Hotels, Restaurants & Leisure	21,791	4.9
Household Durables	1,852	0.4
Industrial Conglomerates	5,998	1.3
Insurance	41,648	9.3
IT Services	14,141	3.2
Leisure Products	635	0.1
Life Sciences Tools & Services	3,969	0.9
Machinery	724	0.2
Marine	8,215	1.8
Media	1,699	0.4
Oil, Gas & Consumable Fuels	11,389	2.6
Personal Products	758	0.2
Pharmaceuticals	99	0.0 *
Professional Services	16,275	3.7
Real Estate Management & Development	11,385	2.6
Road & Rail	3,513	0.8
Software	110,610	24.8
Specialty Retail	3,330	0.7
Water Utilities	6,766	1.5
Total	$446,218	100.0%

*Represents an amount less than 0.1%.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2026
Fair Value:
Aerospace & Defense	$2,352	0.5%
Auto Components	654	0.2
Automobiles	17,428	4.0
Beverages	7,625	1.7
Building Products	4,073	0.9
Capital Markets	2,184	0.5
Chemicals	770	0.2
Commercial Services & Supplies	32,581	7.4
Construction & Engineering	1,961	0.4
Construction Materials	1,323	0.3
Consumer Finance	2,056	0.5
Containers & Packaging	16,273	3.7
Diversified Consumer Services	5,619	1.3
Diversified Financial Services	9,995	2.3
Electric Utilities	385	0.1
Food & Staples Retailing	5,155	1.2
Food Products	3,991	0.9
Healthcare Equipment & Supplies	21,713	4.9
Healthcare Providers & Services	27,127	6.2
Healthcare Technology	16,226	3.7
Hotels, Restaurants & Leisure	21,570	4.9
Household Durables	1,838	0.4
Industrial Conglomerates	6,008	1.4
Insurance	40,975	9.3
IT Services	13,666	3.1
Leisure Products	645	0.1
Life Sciences Tools & Services	3,999	0.9
Machinery	721	0.2
Marine	8,026	1.8
Media	1,651	0.4
Oil, Gas & Consumable Fuels	11,443	2.6
Personal Products	770	0.2
Pharmaceuticals	99	0.0 *
Professional Services	15,942	3.6
Real Estate Management & Development	11,232	2.6
Road & Rail	3,507	0.8
Software	107,561	24.5
Specialty Retail	3,325	0.8
Water Utilities	6,766	1.5
Total	$439,235	100.0%
*Represents an amount less than 0.1%.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts

The outstanding forward currency contracts as of June 30, 2026 were as follows:

As of June 30, 2026
Counterparty	Currency to be sold			Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
NatWest Markets Plc		€4,210	EUR	$5,096	USD	2/9/2028	$152	$—
NatWest Markets Plc		£1,640	GBP	$2,220	USD	2/9/2028	42	—
NatWest Markets Plc	C$	3,640	CAD	$2,707	USD	8/6/2027	93	—
NatWest Markets Plc	C$	1,300	CAD	$947	USD	8/6/2027	15	—
							$302	$—

The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026 on the Consolidated Statements of Operations, including unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
Foreign exchange	$22	$22

Change in unrealized appreciation on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
Foreign exchange	$45	$302
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026:

Average U.S. Dollar notional outstanding	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
Forward currency contracts	$11,005	$8,754

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the period from December 31, 2025 (commencement of operations) to June 30, 2026. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation. For periods ending on or before December 31, 2025, at least every other quarter the valuation for each portfolio investment prepared by the professionals of the Valuation Designee responsible for the valuation function, based on the fair value methodology in accordance with ASC Topic 820 described below (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2025, 100% of the investments included in the Initial Assets were subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. The valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of the Company’s debt and equity investments without readily available market quotations (subject to a de minimis threshold), was either (i) performed by or (ii) reviewed by an independent valuation firm. As of June 30, 2026, $80,978 and $358,257 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of June 30, 2026, all forward currency contracts were valued using Level 2 inputs and all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.

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

In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from independent brokers. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments but may use another value if the Valuation Designee determines it better represents the investment’s fair value. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.

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

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table presents fair value measurements of the Company’s assets recorded at fair value and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value as of June 30, 2026:

As of June 30, 2026	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$80,978	$353,037	$434,015
Equity investments(1)	—	—	5,220	5,220
Money market funds(1)(2)	9,637	—	—	9,637
Forward currency contracts	—	302	—	302
Total assets, at fair value:	$9,637	$81,280	$358,257	$449,174

(1)Refer to the Consolidated Schedule of Investments for further details.
(2)Included in “Cash equivalents” and “Restricted cash equivalents” on the Consolidated Statement of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of the period was $30 and $4,887, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the period from December 31, 2025 (commencement of operations) to June 30, 2026:

	For the period from December 31, 2025 (commencement of operations) to June 30, 2026
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	(4,109)	(143)	(4,252)
Net translation of investments in foreign currencies	(635)	—	(635)
Realized gain (loss) on translation of investments in foreign currencies	(3)	—	(3)
Fundings of (proceeds from) revolving loans, net	1,163	—	1,163
Fundings of investments	107,158	3,243	110,401
PIK interest and non-cash dividends	647	57	704
Proceeds from principal payments and sales of portfolio investments	(4,000)	(993)	(4,993)
Acquisition of investments	252,686	3,056	255,742
Accretion of discounts and amortization of premiums	130	—	130
Fair value, end of period	$353,037	$5,220	$358,257

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2026	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$7,277	Yield analysis	Market interest rate	9.3% - 10.3% (9.3%)
		Market comparable companies	EBITDA multiples	8.0x - 15.8x (11.8x)
	11,252	Broker quotes	Broker quotes	N/A
One stop loans(2)(3)	$332,627	Yield analysis	Market interest rate	7.5% - 15.3% (9.5%)
		Market comparable companies	EBITDA multiples	7.5x - 25.0x (15.8x)
			Revenue multiples	5.0x - 12.0x (9.1x)
	1,127	Broker quotes	Broker quotes	N/A
Second lien loans	$754	Yield analysis	Market interest rate	14.0%
		Market comparable companies	EBITDA multiples	15.3x
Equity(4)	$5,220	Market comparable companies	EBITDA multiples	5.5x - 24.3x (15.6x)
			Revenue multiples	5.0x - 13.0x (8.9x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $307,580 and $25,047 of one stop loans using EBITDA and revenue multiples, respectively.
(3)$1,131 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,059 and $2,161 of equity investments using EBITDA and revenue multiples, respectively.

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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “Debt” which is reported at cost or the carrying value (as defined in the table below), all assets and liabilities approximate fair value on the Consolidated Statement of Financial Condition due to their short maturity. The fair value of the Company’s revolving credit facility approximates the carrying value due to their variable interest rates based on selected short-term rates. The fair value of the Company’s RF Notes (as defined in Note 7) is approximated by the carrying value.

The following is the carrying value and fair value of the Company’s debt as of June 30, 2026:

	As of June 30, 2026
	Carrying Value	Fair Value
Debt(1)	$244,743	$244,743
(1)As of June 30, 2026, carrying value is inclusive of the unaccreted original issue discount related to the BANA Credit Facility and Promissory Notes - REIT Funding.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On December 31, 2025, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding Common Shares. As a result of such approval, effective as of the date of the Company’s election to be regulated as a BDC on December 31, 2025, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total debt-to-equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2026, the Company’s asset coverage for borrowed amounts was 183.9%.

BANA Credit Facility: Effective December 31, 2025, the Company assumed, in connection with the GPIF I Purchase Agreement, Funding’s revolving credit and security agreement (as amended and/or restated from time to time, the “BANA Credit Facility”) with the Company, as servicer, Bank of America, N.A., as administrative agent and sole lender, and Computershare Trust Company, N.A., as collateral custodian. Under the BANA Credit Facility, the lenders have agreed to extend credit to Funding in an aggregate principal amount of up to $425,000 as of December 31, 2025. Funding may request drawdowns under the BANA Credit Facility through December 11, 2028 and the BANA Credit Facility will mature on December 11, 2031, the sixth anniversary of the closing date of the BANA Credit Facility.

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

As of June 30, 2026, the Company had $244,348 of outstanding debt under the BANA Credit Facility.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the components of interest expense, cash paid for interest expense, the annualized average stated interest rate, and the average outstanding balance for the BANA Credit Facility were as follows:

	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
Stated interest expense	$3,196	$5,467
Facility fees	—	13
Accretion of discount	14	28
Amortization of debt issuance costs	34	62
Total interest expense	$3,244	$5,570
Cash paid for interest expense(1)	$2,704	$3,253
Annualized average stated interest rate(2)	5.4%	5.3%
Average outstanding balance	$238,623	$205,556
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

Promissory Notes - OS Cayman Trust: Effective December 31, 2025, the Company entered into a $15,937 short-term unsecured promissory note with OS Cayman Trust and the Investment Adviser previously defined as (the “OS Note”). For both the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company did not incur any interest expense on the OS Note. The Investment Adviser, and not the Company, agreed to pay any interest payable under the OS Note. On January 26, 2026, the Company repaid in full the $15,937 OS Note.

For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the average outstanding balance for the Promissory Notes - OS Cayman Trust is as follows:

	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
Average outstanding balance	$—	$2,277

Promissory Notes - REIT Funding: On December 31, 2025, concurrent with the Initial Closing, the Company issued and sold 400 promissory notes (the “RF Notes”) in a private offering with each RF Note issued in connection with the issuance of one Common Share to each accredited investor. The RF Notes each have a principal amount of $2, a maturity date of December 31, 2055, and the Company pays interest on the RF Notes at an interest rate equal to 12.0% annually. The RF Notes were issued at an original issue discount equal to the price of each Common Share issued in connection with each RF Note, or $25.00 per share. As of June 30, 2026, the outstanding aggregate principal amount of the RF Notes totaled $800.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the components of interest expense, the annualized average stated interest rate, and the average outstanding balance for the Promissory Notes - REIT Funding were as follows:

	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
Stated interest expense	$24	$48
Accretion of discount on notes issued	1	2
Total interest expense	$25	$50
Cash paid for interest expense	$48	$48
Annualized average stated interest rate(1)	12.2%	12.1%
Average outstanding balance	$800	$800
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2026, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of December 23, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). As of June 30, 2026, the short-term AFR was 3.8%. As of June 30, 2026, the Company had no outstanding debt under the Adviser Revolver. For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the Company did not incur any interest expense on the Adviser Revolver.

For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the average total debt outstanding was $239,423 and $208,633, respectively.

For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 5.5% and 5.4%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2026 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BANA Credit Facility(1)	$244,031	$—	$—	$—	$244,031
RF Notes(1)	712	—	—	—	712
Total borrowings	$244,743	$—	$—	$—	$244,743
(1)    Represents principal outstanding plus unaccreted original issue discount.

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 8. Commitments and Contingencies

Commitments: As of June 30, 2026, the Company had outstanding commitments to fund investments totaling $62,539, including $27,752 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statement of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of June 30, 2026. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Period from December 31, 2025 (commencement of operations) to June 30, 2026
Net asset value at beginning of period	$25.00
Distributions declared:(2)
From net investment income	(1.00)
Net investment income	1.01
Net realized gain (loss) on investment transactions	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.84)
Net asset value at end of period	$24.16
Total return based on net asset value per share(4)	0.70%
Number of common shares outstanding	8,574,483

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Listed below are supplemental data and ratios to the financial highlights:	Period from December 31, 2025 (commencement of operations) to June 30, 2026
Ratio of net investment income - after tax to average net assets*	8.27%
Ratio of total expenses to average net assets*(5)(6)	10.44%
Ratio of incentive fees to average net assets(6)	0.53%
Ratio of income tax to average net assets(6)	0.01%
Ratio of net expenses to average net assets*(5)(6)	10.44%
Ratio of total expenses (without incentive fees) to average net assets*(5)	9.91%
Total return based on average net asset value(7)	0.83%
Total return based on average net asset value - annualized*(7)	1.66%
Net assets at end of period	$207,186
Average debt outstanding	$208,633
Average debt outstanding per share	$26.22
Portfolio Turnover*	2.89%
Asset coverage ratio(8)	183.89%
Asset coverage ratio per unit(9)	$1,839
Average market value per unit (10):
Adviser Revolver	N/A
BANA Credit Facility	N/A
OS Note	N/A
RF Notes	N/A

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
(5)The calculation excludes the net effect of expense support and expense support recoupment, which represents (0.99)% of average net assets for the period from December 31, 2025 (commencement of operations) to June 30, 2026.
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

Note 10. Net Assets

Share Issuances

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

The following table summarizes the Common Shares issued and net proceeds from the Offering during the period from December 31, 2025 (commencement of operations) to June 30, 2026.

Subscriptions Effective	Shares Issued	Net Proceeds
For the period from December 31, 2025 (commencement of operations) to June 30, 2026
February 1, 2026	660,929	$16,424
March 1, 2026	640,348	15,657
April 1, 2026	119,439	2,883
May 1, 2026	87,386	2,117
June 1, 2026	102,555	2,489
	1,610,657	$39,570

In connection with the Offering, the Company sells its Common Shares at a purchase price per share (exclusive of any upfront placement or other fees) equal to our NAV per share as of the last calendar day of the month immediately prior to the effective date of the monthly share purchase date. Investors will not be charged any sales load or commission in connection with their purchase of Common Shares. The following table summarizes the NAV per share of Common Shares in the Offering during the period from December 31, 2025 (commencement of operations) to June 30, 2026.

NAV Per Share
For the period from December 31, 2025 (commencement of operations) to June 30, 2026
December 31, 2025	$25.00
January 31, 2026	24.85
February 28, 2026	24.45
March 31, 2026	24.14
April 30, 2026	24.22
May 31, 2026	24.27
June 30, 2026	24.16

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

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following tables summarize the Company’s dividend declarations and distributions with a record date during the period from December 31, 2025 (commencement of operations) to June 30, 2026.

Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share	Total Dividends Declared
For the period from December 31, 2025 (commencement of operations) to June 30, 2026
December 29, 2025	January 31, 2026	February 26, 2026	6,842,282	$0.1667	$1,141
February 2, 2026	February 28, 2026	March 30, 2026	7,525,987	0.1667	1,254
February 2, 2026	March 31, 2026	April 29, 2026	8,189,777	0.1667	1,365
February 2, 2026	April 30, 2026	May 28, 2026	8,333,851	0.1667	1,389
May 1, 2026	May 31, 2026	June 29, 2026	8,446,371	0.1667	1,408
May 1, 2026	June 30, 2026	July 30, 2026	8,574,483	0.1667	1,429
Total dividends declared for the period from December 31, 2025 (commencement of operations) to June 30, 2026					$7,986

The following table summarizes the Company’s distributions reinvested during the period from December 31, 2025 (commencement of operations) to June 30, 2026.

Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
For the period from December 31, 2025 (commencement of operations) to June 30, 2026
February 26, 2026	22,603	$24.85	$562
March 30, 2026	23,615	24.45	577
April 29, 2026	24,635	24.14	595
May 28, 2026	25,134	24.22	609
June 29, 2026	25,557	24.27	620
	121,544		$2,963
(1) Reflects DRIP shares issued multiplied by the unrounded amount per share.

Share Repurchase Program

Beginning no later than the second full calendar quarter from the Initial Closing, and at the discretion of the Board, the Company will commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding as of the close of the calendar quarter prior to the applicable valuation date (the “Determination Date”). The Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice, if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Golub Capital Private Income Fund I
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026:

	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
Earnings (loss) available to shareholders	$4,426	$1,617
Basic and diluted weighted average shares outstanding	8,428,611	7,956,109
Basic and diluted earnings (loss) per share	$0.53	$0.20

Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

The Company received $1,245 of net proceeds from the issuance of Common Shares for subscriptions effective July 1, 2026. The Company received an approximate amount of $1,305 of net proceeds from the issuance of Common Shares for subscriptions effective August 1, 2026.

The Company received shareholder requests to repurchase approximately 0.1% of Common Shares outstanding as of the March 31, 2026 Determination Date for the tender offer that commenced on June 29, 2026. Effective July 29, 2026, the Company accepted these requests, repurchasing 5,616 Common Shares.

On July 30, 2026, the Company issued 26,248 Common Shares through the DRIP.

On July 31, 2026, the Company entered into an amended and restated distribution reinvestment plan, effective as of July 31, 2026 (the “Amended and Restated DRIP”), which amends and restates in its entirety the DRIP.

The Amended and Restated DRIP, among other things, clarifies that in the event a participant in the Amended and Restated DRIP (a “Participant”) elects to tender a portion of its Shares, the Participant will remain a Participant in the Amended and Restated DRIP with respect to its Shares that were not repurchased.

Dividend Declarations

On May 1, 2026 and July 31, 2026, the Board declared regular distributions to shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Distributions Per Share
May 1, 2026	July 31, 2026	August 28, 2026	$0.1667
July 31, 2026	August 31, 2026	September 29, 2026	$0.1667
July 31, 2026	September 30, 2026	October 30, 2026	$0.1667
July 31, 2026	October 31, 2026	November 25, 2026	$0.1667

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we expect to invest in liquid credit instruments, including secured floating rate syndicated loans (e.g., broadly syndicated loans), securitized products and corporate bonds though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. Our portfolio may also include other credit-related investments, including, without limitation, structured and synthetic debt investments and debt investments accompanied by equity securities, preferred equity and, to a limited extent, common equity investments not associated with a debt investment. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $90.0 billion in capital under management1 as of April 1, 2026, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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
1 “Capital under management” is a gross measure of invested capital including leverage as of April 1, 2026.

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

As of June 30, 2026, our portfolio at fair value was comprised of the following:

	As of June 30, 2026
Investment Type	Investments at Fair Value (in thousands)	Percentage of Total Investments
Senior secured	$99,507	22.6%
One stop	333,754	76.0
Second lien	754	0.2
Equity	5,220	1.2
Total	$439,235	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2026, one stop loans included $25.3 million of recurring revenue loans at fair value.

Senior secured loans include broadly syndicated loans (“BSLs”) where we do not act as lead arranger, joint lead arranger or co-manager. As of June 30, 2026, senior secured loans included $92.2 million of BSLs at fair value.

As of June 30, 2026, we had debt and equity investments in 158 portfolio companies.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments for the three months ended June 30, 2026:

	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
Weighted average income yield(1)*	8.7%	8.7%
Weighted average investment income yield(2)*	8.8%	8.8%
Weighted average income yield of total investments(3)*	8.6%	8.6%
Weighted average investment income yield of total investments(4)*	8.7%	8.7%

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

Recent Developments

The Company received $1.2 million of net proceeds from the issuance of Common Shares for subscriptions effective July 1, 2026. The Company received an approximate amount of $1.3 million of net proceeds from the issuance of Common Shares for subscriptions effective August 1, 2026.

On July 30, 2026, the Company issued 26,248 Common Shares through the DRIP.

The Company received shareholder requests to repurchase approximately 0.1% of Common Shares outstanding as of the March 31, 2026 Determination Date for the tender offer that commenced on June 29, 2026. Effective July 29, 2026, the Company accepted these requests, repurchasing 5,616 Common Shares.

On July 31, 2026, the Company entered into an amended and restated distribution reinvestment plan, effective as of July 31, 2026 (the “Amended and Restated DRIP”), which amends and restates in its entirety the DRIP. The Amended and Restated DRIP, among other things, clarifies that in the event a participant in the Amended and Restated DRIP (a “Participant”) elects to tender a portion of its Shares, the Participant will remain a Participant in the Amended and Restated DRIP with respect to its Shares that were not repurchased.

Dividend Declarations

On May 1, 2026 and July 31, 2026, our Board declared regular distributions to shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Distributions Per Share
May 1, 2026	July 31, 2026	August 28, 2026	$0.1667
July 31, 2026	August 31, 2026	September 29, 2026	$0.1667
July 31, 2026	September 30, 2026	October 30, 2026	$0.1667
July 31, 2026	October 31, 2026	November 25, 2026	$0.1667

Consolidated Results of Operations

Consolidated operating results for the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026(1) are as follows:

	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
	(In thousands)
Interest income	$8,792	$15,853
Payment-in-kind interest income	365	691
Discount Amortization	72	111
Non-cash dividend income	23	57
Fee income	17	31
Total investment income	9,269	16,743
Net expenses	5,043	8,710
Net investment income - before tax	4,226	8,033
Income tax	—	12
Net investment income - after tax	4,226	8,021
Net realized gain (loss) on investment transactions	12	(75)
Net change in unrealized appreciation (depreciation) on investment transactions	188	(6,329)
Net increase (decrease) in net assets resulting from operations	$4,426	$1,617
Average earning debt investments, at fair value	$423,484	$382,975
Average earning preferred equity investments, at fair value	$773	$776

As we commenced operations on December 31, 2025, no income was earned prior to December 31, 2025.

Investment Income

The annualized income yield by debt security type for the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026(1) are as follows:

	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
Senior secured	7.3%	7.5%
One stop	9.0%	8.9%
Second lien	13.3%	13.2%

Our loan portfolio is partially insulated from a drop in floating interest rates as 97.6% of our loan portfolio at fair value as of June 30, 2026 is subject to an interest rate floor. As of June 30, 2026, the weighted average base floor of our loans was 0.66%.

As of June 30, 2026, we have second lien investments in one portfolio company as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien debt investments, income yields on second lien debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources — Portfolio Composition, Investment Activity and Yield” section below.

(1) No comparative variance analysis was performed for the period from December 31, 2025 (commencement of operations) to June 30, 2026 due to the Company’s commencement of operations on December 31, 2025.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026(1):

	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
	(In thousands)
Interest expense and other debt financing expenses	$3,235	$5,558
Amortization of deferred debt issuance costs	34	62
Base management fee	630	1,209
Income incentive fee	583	1,026
Administrative service fee	95	121
Professional fees	575	1,162
Organization expenses	—	1,407
General and administrative expenses	35	82
Expense support (Note 3)	(144)	(1,917)
Net expenses	$5,043	$8,710
Average debt outstanding	$239,423	$208,633

As we commenced operations on December 31, 2025, no expenses were incurred prior to December 31, 2025.

Interest Expense

For more information about our outstanding borrowings for the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, the effective average interest rate, which includes amortization of debt financing costs and non-usage facility fees on our total debt was 5.5% and 5.4%, respectively.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

For the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%.

As of June 30, 2026, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2026, there was no capital gain incentive fee accrual under GAAP.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2026, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

(1) No comparative variance analysis was performed for the period from December 31, 2025 (commencement of operations) to June 30, 2026 due to the Company’s commencement of operations on December 31, 2025.

Professional Fees and General and Administrative Expenses

In general, we expect certain of our operating expenses, including professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator for both the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026 was $2.6 million. As of June 30, 2026, included in accounts payable and accrued expenses was $2.0 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026:

	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026
	(In thousands)
Net realized gain (loss) on foreign currency transactions	$(10)	$(97)
Net realized gain (loss) from forward currency contracts	$22	$22
Net realized gain (loss) on investment transactions	$12	$(75)
Unrealized appreciation from investments	$1,575	$548
Unrealized (depreciation) from investments	(1,316)	(6,896)
Unrealized appreciation (depreciation) from forward currency contracts	45	302
Unrealized appreciation (depreciation) on foreign currency translation	(116)	(283)
Net change in unrealized appreciation (depreciation) on investment transactions	$188	$(6,329)

For the three months ended June 30, 2026, we had net realized gains of less than $0.1 million driven by net realized gains recognized on the settlement of forward currency contracts and translation of foreign currency amounts and transactions into U.S. dollars. For the period from December 31, 2025 (commencement of operations) to June 30, 2026, we had net realized losses of less than $0.1 million driven by net realized losses recognized on the settlement of forward currency contracts and translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended June 30, 2026, we had $1.6 million in unrealized appreciation on 98 portfolio company investments, which was offset by $1.3 million in unrealized depreciation on 62 portfolio company investments. For the period from December 31, 2025 (commencement of operations) to June 30, 2026, we had $0.5 million in unrealized appreciation on 40 portfolio company investments, which was offset by $6.9 million in unrealized depreciation on 120 portfolio company investments.

Unrealized appreciation for the three months ended June 30, 2026 was primarily due to the reversal of previously recognized unrealized depreciation related to fair value adjustments related to market wide credit spread widening recognized during the quarter ended March 31, 2026. Unrealized appreciation for the period from December 31, 2025 (commencement of operations) to June 30, 2026 was primarily due to increases in the fair values of certain equity investments.

Unrealized depreciation for the three months ended June 30, 2026 primarily resulted from fair value adjustments to certain of our broadly syndicated loan portfolio company investments and from deterioration in the performance of debt and equity investments in a portfolio company, with the equity investment being moved to non-accrual status during the period. Unrealized depreciation for the period from December 31, 2025 (commencement of operations) to June 30, 2026 primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories, as defined below under the Portfolio Composition, Investment Activity and Yield” section, and (2) isolated deterioration in the performance of debt and equity investments in a portfolio company that was moved to non-accrual status.

Liquidity and Capital Resources

For the period from December 31, 2025 (commencement of operations) to June 30, 2026, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents, and restricted foreign currencies of $14.0 million. During the period, cash used by operating activities was $281.3 million, primarily as a result of fundings of portfolio investments of $194.1 million and acquisition of subsidiaries of $101.5 million. Lastly, cash provided by financing activities was $267.3 million, primarily driven by proceeds from the issuance of common shares of $210.6 million and borrowings of debt of $204.6 million that were partially offset by debt repayments of $113.4 million and repurchases of common shares of $29.5 million.
As of June 30, 2026, we had cash, cash equivalents and foreign currencies of $4.0 million and restricted cash, restricted cash equivalents and restricted foreign currencies totaling $11.5 million. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash, restricted cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.

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

Revolving Debt Facilities

BANA Credit Facility - Effective December 31, 2025, we assumed, in connection with the GPIF I Purchase Agreement (as defined in Note 1 of our Consolidated Financial Statements), the BANA Credit Facility (as defined in Note 7 of our Consolidated Financial Statements), which, as of June 30, 2026, allowed us to borrow up to $425.0 million at any time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2026, we had $244.3 million outstanding under the BANA Credit Facility. As of June 30, 2026, subject to leverage and borrowing base restrictions, we had approximately $180.7 million of remaining commitments and $18.3 million of availability on the BANA Credit Facility.

Adviser Revolver - On December 23, 2025, we entered into the Adviser Revolver (as defined in Note 3 of our Consolidated Financial Statements) with GC Advisors. As of June 30, 2026, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of June 30, 2026, we had no amount outstanding under the Adviser Revolver.

Promissory Notes - OS Cayman Trust

Effective December 31, 2025, we entered into a $15.9 million OS Note with OS Cayman Trust and the Investment Adviser that the Company repaid in full on January 26, 2026.

Promissory Notes - REIT Funding

On December 31, 2025, concurrent with the Initial Closing, the Company issued and sold 400 RF Notes (as defined in Note 7 of our Consolidated Financial Statements). The RF Notes were issued in connection with the issuance of one Common Share to each accredited investor. As of June 30, 2026, the outstanding aggregate principal amount of the RF Note totaled $0.8 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On December 4, 2025, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding Common Shares. As a result of such approval, effective as of the date of our BDC election on December 31, 2025, our asset coverage requirement was reduced from 200% to 150%, or a ratio of total debt-to-equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of June 30, 2026, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 183.9% and 1.19x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash, cash equivalents and foreign currencies was 1.16x as of June 30, 2026.

As of June 30, 2026, we had outstanding commitments to fund investments totaling $62.5 million, including $27.8 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2026, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of June 30, 2026 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2026. As of June 30, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our BANA Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2026, we had investments in 158 portfolio companies, with a total fair value of $439.2 million.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2026 and the period from December 31, 2025 (commencement of operations) to June 30, 2026:

	Three months ended June 30, 2026		Period from December 31, 2025 (commencement of operations) to June 30, 2026
	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$623	2.0%	$107,214	20.8%
One stop	29,406	94.0	401,888	78.0
Second lien	—	—	714	0.1
Equity	1,235	4.0	5,277	1.1
Total	$31,264	100.0%	$515,093	100.0%

For the period from December 31, 2025 (commencement of operations) to June 30, 2026, we had approximately $5.6 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2026(1)
	Principal	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$101,877	$102,060	$99,507
Non-accrual(2)	—	—	—
One stop:
Performing	338,398	338,033	333,754
Non-accrual(2)	—	—	—
Second lien:
Performing	762	762	754
Non-accrual(2)	—	—	—
Equity
Performing	N/A	4,894	4,833
Non-accrual(2)	N/A	469	387
Total	$441,037	$446,218	$439,235

(1)As of June 30, 2026, $64.9 million and $64.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest. As of June 30, 2026, there were no loans with a PIK feature on non-accrual status.
(2)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal, interest or our management has reasonable doubt that principal or interest will be collected. Preferred equity securities accruing contractual PIK dividend income may be placed on non-accrual status if there is reasonable doubt that the amortized cost or capitalized PIK and non-cash dividend income is collectible. See “— Critical Accounting Policies — Revenue Recognition.”
As of June 30, 2026, we had no loans on non-accrual status and one preferred equity security on non-accrual status. Non-accrual investments as a percentage of total investments at both cost and fair value was 0.1%. As of June 30, 2026, the fair value of our debt investments as a percentage of the outstanding principal value was 98.4%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate investments and fees of middle-market (“MM”) investments originated and weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2026 and period from December 31, 2025 (commencement of operations) to June 30, 2026:

	Three months ended June 30, 2026	Period from December 31, 2025 (commencement of operations) to June 30, 2026[1]
Weighted average rate of new MM investment fundings	8.3%	8.5%
Weighted average spread over the applicable base rate of new floating rate MM investment fundings	4.6%	4.7%
Weighted average fees of new MM investment fundings	0.8%	0.6%
Weighted average rate of sales and payoffs of portfolio investments	7.2%	7.5%
(1)Excludes the Initial Assets acquired with proceeds from the Initial Closing on December 31, 2025.

As of June 30, 2026, 97.6% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.

As of June 30, 2026, the portfolio median2 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $104.3 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026		As of December 31, 2025
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$52	0.0%*
4	426,489	97.1	255,690	100.0
3	12,359	2.8	—	—
2	387	0.1	—	—
1	—	—	—	—
Total	$439,235	100.0%	$255,742	100.0%
*Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2026 and December 31, 2025.

	Average Price[1]
Category	June 30, 2026	December 31, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectation)	98.5%	99.9%
Internal Performance Rating 3 (Performing Below Expectations)	94.9	N/A
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	N/A	N/A
Total	98.4%	99.9%

(1)Includes only debt investments held as of June 30, 2026 and December 31, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

The table below shows the distribution of our investments in the software industry segment by internal performance rating held as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026		As of December 31, 2025
Internal Performance Rating	Software Investments at Fair Value	Percentage of Total Software Investments	Software Investments at Fair Value	Percentage of Total Software Investments
5	$—	—%	$—	—%
4	99,316	92.3	67,854	100.0
3	7,858	7.3	—	—
2	387	0.4	—	—
1	—	—	—	—
Total	$107,561	100.0%	$67,854	100.0%

The table below details the fair value of our debt investments in the software industry segment as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2026 and December 31, 2025.

	Average Price[1]
Category	June 30, 2026	December 31, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectation)	97.6%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	94.3	N/A
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	N/A	N/A
Total	97.3%	99.8%

(1)Includes only debt investments held as of June 30, 2026 and December 31, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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

GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, or GDLC, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital BDC 4, Inc., or GBDC 4, Golub Capital Private Credit Fund, or GCRED, and Golub Capital Private Income Fund S, or GPIF S, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GDLC, GDLCU, GBDC 4, GCRED and GPIF S. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLC, GDLCU, GBDC 4, GCRED, GPIF S, and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts.

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

For periods beginning after December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided via a third-party pricing service or other quote, our Valuation Designee undertakes a multi-step valuation process each month. This monthly valuation process begins with each portfolio investment being initially valued either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) independent valuation firms that have been engaged to support the valuation of portfolio investments. Preliminary valuation conclusions are then documented and discussed with senior management and in the case of valuations prepared by independent valuation firms, the Valuation Designee. Each month, the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold), is either (i) performed by or (ii) reviewed by an independent valuation firm.

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the period from December 31, 2025 (commencement of operations) to June 30, 2026. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, and based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment, without a readily available market quotation in accordance with the multi-step valuation process described above in “ — Fair Value Measurements”. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2025, 100% of the investments included in the Initial Assets were subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) was either (i) performed by or (ii) reviewed by an independent valuation firm. As of June 30, 2026, $80,978 and $358,257 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of June 30, 2026, all forward currency contracts were valued using Level 2 inputs and all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.

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

In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from independent brokers. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments but may use another value if the Valuation Designee determines it better represents the investment’s fair value. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.

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
•Its assessment of whether any change in the net asset value per share of our Common Shares has occurred (including through the realization of gains on the sale of portfolio securities) during the period beginning on the date of the most recently disclosed net asset value per share of our Common Shares and ending on the date on which the offering price for such month is determined; and
•The magnitude of the difference between the sale price of Common Shares and management’s assessment of any change in the net asset value per share of our Common Shares during the period discussed above.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and we accrete or amortize such amounts over the life of the loan as interest income (“Discount Amortization”). For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we could generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans that are not deemed to be an adjustment to yield and record these fees as fee income when earned. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Non-accrual Investments: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of June 30, 2026, we had no portfolio company loans on non-accrual status. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of June 30, 2026, there was one preferred equity security on non-accrual status with a fair value of $0.4 million.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period from December 31, 2025 (commencement of operations) to June 30, 2026, we did not incur any U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2026, the weighted average floor on loans subject to floating interest rates was 0.66%. The BANA Credit Facility has a floating rate applicable to the currency of such borrowing. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2026 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(8,725)	$(4,887)	$(3,838)
Down 150 basis points	(6,582)	(3,665)	(2,917)
Down 100 basis points	(4,391)	(2,443)	(1,948)
Down 50 basis points	(2,196)	(1,222)	(974)
Up 50 basis points	2,196	1,222	974
Up 100 basis points	4,391	2,443	1,948
Up 150 basis points	6,587	3,665	2,922
Up 200 basis points	8,783	4,887	3,896

(1)    Assumes applicable three-month base rate as of June 30, 2026, with the exception of SONIA and Prime that utilizes the June 30, 2026 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2026, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2026 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal period ended June 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Declaration of Trust of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on October 31, 2025).
3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10, filed on October 31, 2025).
10.1	Second Amended and Restated Side Letter, dated as of June 23, 2026, to the Amended and Restated Credit Agreement, dated as of December 31, 2025, by and among GPIF I Funding, as borrower, Golub Capital Private Income Fund I, as servicer, Bank of America, N.A., as administrative agent, sole lead arranger and book manager, Computershare Trust Company, N.A., as collateral custodian, the lenders parties thereto and each of the securitization subsidiaries parties thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-01946), filed on June 29, 2026.
10.2	Amended and Restated Distribution Reinvestment Plan of Golub Capital Private Income Fund I, dated July 31, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01946), filed on August 6, 2026).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Private Income Fund I

Date: August 14, 2026	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2026	By	/s/ Paul Solini
Paul Solini
Chief Accounting Officer
(Principal Accounting Officer)